Form 10QSB
period 1995-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1995-05-10
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  March 31, 1995

              Commission file number:  0-14089


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
  (Exact Name of Small Business Issuer as Specified in its
                          Charter)


      State of Delaware                    93-0926134
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
          (Address of Principal Executive Offices)

                        (612) 227-7333
                 (Issuer's telephone number)


                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X          No

       Transitional Small Business Disclosure Format:

                      Yes             No   X




         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                            INDEX


                                                                       Page

PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1995 and December 31, 1994        3

         Statements for the Periods ended March 31, 1995 and 1994:

           Income                                                        4

           Cash Flows                                                    5

           Changes in Partners' Capital                                  6

         Notes to Financial Statements                                 7 - 11

 Item 2. Management's Discussion and Analysis                         11 - 14

PART II. Other Information

 Item 1. Legal Proceedings                                              14

 Item 2. Changes in Securities                                          14

 Item 3. Defaults Upon Senior Securities                                14

 Item 4. Submission of Matters to a Vote of Security Holders            14

 Item 5. Other Information                                              14

 Item 6. Exhibits and Reports on Form 8-K                               14


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                        BALANCE SHEET

            MARCH 31, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                     1995               1994
CURRENT ASSETS:
   Cash                                          $ 1,600,368         $ 1,608,136
   Receivables                                         3,530              22,721
                                                 -----------         -----------
        Total Current Assets                       1,603,898           1,630,857
                                                 -----------         -----------
INVESTMENTS IN REAL ESTATE:
   Land                                            1,489,902           1,489,902
   Buildings and Equipment                         3,707,369           3,707,369
   Accumulated Depreciation                       (1,163,420)         (1,125,200)
                                                 -----------         -----------
        Net Investments in Real Estate             4,033,851           4,072,071
                                                 -----------         -----------
             Total Assets                        $ 5,637,749         $ 5,702,928
                                                 ===========         ===========

                            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $    49,360         $    55,939
   Distributions Payable                             143,994             143,994
   Current Portion of Contract Payable                16,884               8,681
   Deferred Income                                    37,876              15,480
                                                 -----------         -----------
        Total Current Liabilities                    248,114             224,094
                                                 -----------         -----------

CONTRACT PAYABLE - Net of Current Portion             39,069              46,232

DEFERRED INCOME - Net of Current Portion             183,187             187,057

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                  (11,788)            (11,006)
   Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,379 Units outstanding                      5,179,167           5,256,551
                                                 -----------         -----------
     Total Partners' Capital                      5,167,379           5,245,545
                                                 -----------         -----------
       Total Liabilities and Partners' Capital   $5,637,749          $5,702,928
                                                 ===========         ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)


                                                      1995               1994
INCOME:
   Rent                                           $  145,008          $  182,622
   Investment Income                                  23,840               1,086
                                                  -----------         -----------
        Total Income                                 168,848             183,708
                                                  -----------         -----------

EXPENSES:
   Partnership  Administration - Affiliates           35,034              31,236
   Partnership Administration and Property
      Management - Unrelated Parties                  11,734               9,851
   Interest Expense                                    1,040                 836
   Depreciation                                       38,220              45,502
                                                  -----------         -----------
        Total Expenses                                86,028              87,425
                                                  -----------         -----------

NET INCOME                                        $   82,820          $   96,283
                                                  ===========         ===========

NET INCOME ALLOCATED:
   General Partners                               $      828          $      963
   Limited Partners                                   81,992              95,320
                                                  -----------         -----------
                                                  $   82,820          $   96,283
                                                  ===========         ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,379 and 7,391 weighted average Units
   outstanding in 1995 and 1994, respectively)    $    11.11          $    12.90
                                                  ===========         ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                        1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $   82,820         $   96,283

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         38,220             45,502
     Decrease in Receivables                              19,191              7,871
     Decrease in Payable to AEI Fund Management, Inc.     (6,579)           (32,490)
     Increase in Contract Payable                          1,040                  0
     Increase in Deferred Income                          18,526             21,865
                                                        ---------          ---------
        Total Adjustments                                 70,398             42,748
                                                        ---------          ---------
        Net Cash Provided by
        Operating Activities                             153,218            139,031
                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Long-Term Receivables                           0            (43,137)
                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease)in Distributions Payable                 0             41,541
   Distributions to Partners                            (160,986)          (160,988)
   Increase in Long-Term Debt                                  0             70,972
                                                        ---------          ---------
     Net Cash Used for
        Financing Activities                            (160,986)           (48,475)
                                                        ---------          ---------

NET INCREASE (DECREASE) IN CASH                           (7,768)            47,419

CASH, beginning of period                              1,608,136             86,487
                                                       ---------           ---------

CASH, end of period                                   $1,600,368           $133,906
                                                      ==========           =========

    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)


                                        General         Limited
                                        Partners        Partners         Total

BALANCE, December 31, 1993            $  (11,268)      $ 5,230,548      $ 5,219,280

   Distributions                          (1,610)         (159,378)        (160,988)

   Net  Income                               963            95,320           96,283
                                      -----------      -----------      -----------
BALANCE, March 31, 1994               $  (11,915)      $ 5,166,490      $ 5,154,575
                                      ===========      ===========      ===========


BALANCE, December 31, 1994            $  (11,006)      $ 5,256,551      $ 5,245,545

   Distributions                          (1,610)         (159,376)        (160,986)

   Net  Income                               828            81,992           82,820
                                      -----------      -----------      -----------
BALANCE, March 31, 1995               $  (11,788)      $ 5,179,167      $ 5,167,379
                                      ===========      ===========      ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995

                         (Unaudited)


(1)The condensed statements included herein have been prepared by the Partnership, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)Organization -

     AEI   Real   Estate   Fund   XV   Limited   Partnership
     (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership offering terminated on December 30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(2)Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items
     (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Investments in Real Estate -

     In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the property for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the lease. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July 20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.

     To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the third and fourth quarter of 1994. To reduce expenses and minimize the losses produced by the property, the Waco restaurant has been closed and listed for sale or lease.

     As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment is $16,465. The present value of this obligation was recorded as a Contract Payable on the accompanying Balance Sheet using a discount rate of 9%. In the third quarter of 1994, the Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.

     In June, 1994, the lessee of the Applebee's restaurant in Hilton Head, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 29, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,667,500 which resulted in a net gain of $662,561. At the time of sale, the cost and related accumulated depreciation of the property was $1,212,379 and $207,530, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property as discussed in Note 7. In October, 1994, the Managing General Partner filed a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Investments in Real Estate - (Continued)

     In 1994 and the first quarter of 1995, the Partnership distributed $207,539 and $71,813 of the net proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $27.84 and $9.64 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $840,000. The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $94,500.

(4)  Contract Payable -

     Scheduled maturities of the contract payable, discussed in Note 3, are as follows:

                       1995            $  16,884
                       1996               14,160
                       1997               12,991
                       1998               11,918
                                       --------------
                                       $  55,953
                                        ========

(5)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of March 31, 1995 and December 31, 1994, the Partnership had recognized $11,610 and $7,740, respectively, of this payment as income. At March 31, 1995, the remaining deferred income of $22,396 was prepaid rent related to certain other Partnership properties.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(7)Long-Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $134,713 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant located on Hilton Head Island, South Carolina as collateral for the loan. In the first quarter of 1994, interest expense on the Note was $836.

     On July 29, 1994, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank note and satisfy the mortgage.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. Pursuant to the Lease Agreement, the monthly rent was increased 2.5% on March 1, 1995 for the Virginia Children's World property. Rental income decreased in the first quarter of 1995, when compared to the same period in 1994, by $37,614. The decrease is due to the sale of Applebee's property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the sale of the Applebee's.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for two of its leases, the J.T. McCord's in Waco, Texas and the Children's Learning Center in Haltom City, Texas. The policies insure approximately 80% of the annual rental payments for a period of ten years for the Haltom City property and a twelve month period (over seven years) for the Waco property. The rent guarantee begins thirty days after the occurrence of all the following: (1) the lessee is at least thirty days in default in the payment of rent;
(2) the lessee has been removed from the property; (3) the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and
(4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires. On December 15, 1994, the J.T. McCord's policy expired.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the properties for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the lease. In March, 1993, the Partnership, along with affiliated Partnerships which own other J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July 20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.

        To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the third and fourth quarter of 1994.. To reduce expenses and minimize the losses produced by the property, the Waco restaurant has been closed and listed for sale or lease.

       As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment is $16,465. In the third quarter of 1994, the
Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.

        On January 31, 1994, the Partnership entered into a five-year bank term note for $134,713 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Hilton Head, Carolina as collateral for the loan. In the first quarter of 1994, interest expense on the Note was $836.

         In June, 1994, the lessee of the Applebee's restaurant in Hilton Head, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 29, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,667,500 which resulted in a net gain of $662,561. At the time of sale, the cost and related accumulated depreciation of the property was $1,212,379 and $207,530, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property discussed above. In October, 1994, the Managing General Partner filed a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In 1994 and the first quarter of 1995, the Partnership distributed $207,539 and $71,813 of the net proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $27.84 and $9.64 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

         In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $840,000. The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $94,500.

        In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $31 million, making it a much higher credit lessee than the original lessee.

        During the first three months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,734 and $9,851, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

         As of March 31, 1995, the Partnership's cash distribution rate was 8.5%, on an annualized basis. In the second quarter of 1995, the annualized cash distribution rate was reduced to 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operations of the Partnership.

        During 1994, three Limited Partners redeemed a total of 12.5 Partnership Units for $8,565 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 12 Limited partners redeemed 109 Partnership Units for $83,233. The redemptions increase the remaining Limited Partners' ownership in the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the terms of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.


                 PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There  are  no material pending legal proceedings  to
  which  the  Partnership  is  a  party  or  of  which   the
  Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits - None.
      b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 1995          AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A,Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer