Form 10QSB
period 1995-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1995-08-10
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549

			 FORM 10-QSB

	 Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

	    For the Quarter Ended:  June 30, 1995

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


			    INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of June 30, 1995 and December 31, 1994

	  Statements for the Periods ended June 30, 1995 and 1994:

	    Income

	    Cash Flows

	    Changes in Partners' Capital

	  Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K




	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

			BALANCE SHEET

	     JUNE 30, 1995 AND DECEMBER 31, 1994

			 (Unaudited)

			   ASSETS


						       1995              1994
CURRENT ASSETS:
   Cash                                             $1,569,340       $1,608,136
   Receivables                                           4,669           22,721
						    ----------       ----------
	Total Current Assets                         1,574,009        1,630,857
						    ----------       ----------
INVESTMENTS IN REAL ESTATE:
   Land                                              1,489,902        1,489,902
   Buildings and Equipment                           3,707,369        3,707,369
   Property Acquisition Costs                           16,267                0
   Accumulated Depreciation                         (1,201,640)      (1,125,200)
						    ----------       ----------
	Net Investments in Real Estate               4,011,898        4,072,071
						    ----------       ----------
	     Total Assets                           $5,585,907       $5,702,928
						    ==========       ==========
	      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $   79,139       $   55,939
   Distributions Payable                               106,158          143,994
   Current Portion of Contract Payable                  15,105            8,681
   Deferred Income                                      38,602           15,480
						     ----------      ----------
	Total Current Liabilities                      239,004          224,094
						     ----------      ----------

CONTRACT PAYABLE - Net of Current Portion               26,572           46,232

DEFERRED INCOME - Net of Current Portion               179,317          187,057

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (12,051)         (11,006)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,379 Units outstanding                          5,153,065        5,256,551
						     ----------      ----------
     Total Partners' Capital                         5,141,014        5,245,545
						     ----------      ----------
       Total Liabilities and Partners' Capital      $5,585,907       $5,702,928
						     ==========      ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.




	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

		     STATEMENT OF INCOME

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)


					  Second Quarter Ended  Six Months Ended
					    6/30/95   6/30/94   6/30/95  6/30/94
INCOME:
   Rent                                   $147,748  $199,581  $292,756  $382,203
   Investment Income                        23,236       911    47,076     1,997
					  --------  --------  --------  --------
	Total Income                       170,984   200,492   339,832   384,200
					  --------  --------  --------  --------

EXPENSES:
   Partnership Administration - Affiliates  28,971    34,798    64,005    66,034
   Partnership Administration and Property
      Management - Unrelated Parties        10,584     7,394    22,318    17,245
   Interest Expense                          1,007    11,070     2,047    11,906
   Depreciation                             38,220    45,501    76,440    91,003
					   -------- --------   -------- --------
	Total Expenses                      78,782    98,763   164,810   186,188
					   -------- --------   -------- --------

NET INCOME                                $ 92,202  $101,729  $175,022  $198,012
					   ======== ========   ======== ========

NET INCOME ALLOCATED:
   General Partners                       $    922  $  1,017  $  1,750  $  1,980
   Limited Partners                         91,280   100,712   173,272   196,032
					   -------- --------   -------- --------
					  $ 92,202  $101,729  $175,022  $198,012
					   ======== ========   ======== ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,379 and 7,391 weighted average
  Units outstanding in 1995 and 1994,
  respectively)                           $ 12.37   $ 13.62    $ 23.48  $ 26.52
					  =======   =======    =======  =======




    The accompanying Notes to Financial Statements are an integral part of this statement.





	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

		   STATEMENT OF CASH FLOWS

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)



						       1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 175,022        $ 198,012

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     76,440           91,003
     (Increase) Decrease in Receivables               18,052           (1,836)
     Increase in Receivable from
	AEI Fund Management, Inc.                          0             (989)
     Increase (Decrease) in Payable to
	AEI Fund Management, Inc.                     23,200          (45,431)
     Decrease in Contract Payable                    (13,236)               0
     Decrease in Security Deposit                          0          (23,041)
     Increase in Deferred Income                      15,382          239,760
						     --------         --------
	Total Adjustments                            119,838          259,466
						     --------         --------
	Net Cash Provided by
	Operating Activities                         294,860          457,478
						     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (16,267)               0
   Increase in Long-Term Receivables                       0         (126,157)
						     --------        ---------
	Net Cash Used for
	Investing Activities                         (16,267)        (126,157)
						     --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (37,836)          41,418
   Distributions to Partners                        (279,553)        (321,975)
   Increase in Long-Term Debt                              0          132,914
						     --------         ---------
	Net Cash Used for
	Financing Activities                        (317,389)        (147,643)
						     --------         --------

NET INCREASE (DECREASE) IN CASH                      (38,796)         183,678

CASH, beginning of period                          1,608,136           86,487
						    --------          --------

CASH, end of period                               $1,569,340        $ 270,165
						   =========         =========


    The accompanying Notes to Financial Statements are an integral part of this statement.





	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

	  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)



					   General       Limited
					   Partners      Partners      Total

BALANCE, December 31, 1993               $ (11,268)     $5,230,548   $5,219,280

   Distributions                            (3,220)       (318,755)    (321,975)

   Net  Income                               1,980         196,032      198,012
					 ----------      ----------   ----------
BALANCE, June 30, 1994                   $ (12,508)     $5,107,825   $5,095,317
					 ==========      ==========   ==========


BALANCE, December 31, 1994               $ (11,006)     $5,256,551   $5,245,545

   Distributions                            (2,795)       (276,758)    (279,553)

   Net  Income                               1,750         173,272      175,022
					 ----------      ----------   ----------
BALANCE, June 30, 1995                   $ (12,051)     $5,153,065   $5,141,014
					 ==========      ==========   ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.




	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS

			JUNE 30, 1995

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

     To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the third and fourth quarter of 1994. To reduce expenses and minimize the losses produced by the property, the Waco restaurant was closed and listed for sale or lease.

     As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for five years. The Partnership's share of the annual payment is $16,465. The present value of this obligation was recorded as a Contract Payable on the accompanying Balance Sheet using a discount rate of 9%. In the third quarter of 1994, the Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.

     In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.


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

     In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $1,000,000.
     The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $112,500. The Partnership has incurred net costs of $16,267 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment when the acquisition is completed.

     In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.

(4)  Contract Payable -

     Scheduled maturities of the contract payable, discussed in Note 3, are as follows:

		       1996            $  15,105
		       1997               13,858
		       1998               12,714
				       --------------
				       $  41,677
					 ========


	 AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS
			 (Continued)

(5)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6) Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of June 30, 1995 and December 31, 1994, the Partnership had recognized $15,480 and $7,740, respectively, of this payment as income. At June 30, 1995, the remaining deferred income of $23,122 was prepaid rent related to certain other Partnership properties.

(7)Long-Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $134,713 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant located on Hilton Head Island, South Carolina as collateral for the loan. In the first six months of 1994, interest expense on the Note was $3,024.

     On July 29, 1994, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank note and satisfy the mortgage.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. Pursuant to the Lease Agreement, the monthly rent was increased 2.5% on March 1, 1995 for the Virginia Children's World property, 2.5% on April 30, 1995 for the California Children's World property and 4% on May 1, 1995 for the Super 8 property. Rental income decreased in the first six months of 1995, when compared to the same period in 1994, by $89,447. The decrease is due to the sale of Applebee's property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the sale of the Applebee's.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

	To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the third and fourth quarter of 1994.. To reduce expenses and minimize the losses produced by the property, the Waco restaurant was closed and listed for sale or lease.

       As part of the transaction to redeem these properties from the bankruptcy court action, the Partnerships, which own these properties, are responsible for an annual payment to the Creditors Trust of approximately $110,000 for five years. The Partnership's share of the annual payment is $16,465. In the third quarter of 1994, the Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

	On January 31, 1994, the Partnership entered into a five-year bank term note for $134,713 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Hilton Head, Carolina as collateral for the loan. In the first six months of 1994, interest expense on the Note was $3,024.

	In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

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

	 In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $1,000,000. The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $112,500. The Partnership has incurred net costs of $16,267 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment when the acquisition is completed.

	In  July  1995,  the  Partnership  entered  into  an
agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

	During the first six months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,318 and $17,245, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

	As of June 30, 1995, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


Dated:  August 10, 1995       AEI Real Estate Fund XV
			      Limited Partnership
			      By:  AEI Fund Management 86-A,Inc.
			      Its: Managing General Partner


			      By: /s/ Robert P. Johnson
				      Robert P. Johnson
				      President



			      By: /s/ Mark E. Larson
				      Mark E. Larson
				      Chief Financial Officer