Form 10QSB
period 1995-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1995-11-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarter Ended:  September 30, 1995

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


                            INDEX




PART I. Financial Information

  Item 1. Balance Sheet as of September 30, 1995 and December 31, 1994

          Statements for the Periods ended September 30, 1995 and 1994:

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

                        BALANCE SHEET

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                       1995          1994
CURRENT ASSETS:
   Cash                                            $ 1,189,612     $1,608,136
   Receivables                                          10,560         22,721
                                                    ----------     ----------
        Total Current Assets                         1,200,172      1,630,857
                                                    ----------     ----------
INVESTMENTS IN REAL ESTATE:
   Land                                              1,489,902      1,489,902
   Buildings and Equipment                           3,707,369      3,707,369
   Construction Advances                               341,043              0
   Property Acquisition Costs                           19,220              0
   Accumulated Depreciation                         (1,239,859)    (1,125,200)
                                                    ----------     ----------
        Net Investments in Real Estate               4,317,675      4,072,071
                                                    ----------     ----------
             Total Assets                           $5,517,847     $5,702,928
                                                    ==========     ==========
              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $   26,322     $   55,939
   Distributions Payable                               106,158        143,994
   Current Portion of Contract Payable                  15,445          8,681
   Deferred Income                                      38,153         15,480
                                                    ----------     ----------
        Total Current Liabilities                      186,078        224,094
                                                    ----------     ----------

CONTRACT PAYABLE - Net of Current Portion               27,170         46,232

DEFERRED INCOME - Net of Current Portion               175,447        187,057

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (12,169)       (11,006)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,379 Units outstanding                        5,141,321      5,256,551
                                                    ----------     ----------
        Total Partners' Capital                      5,129,152      5,245,545
                                                    ----------     ----------
           Total Liabilities and Partners' Capital  $5,517,847     $5,702,928
                                                    ==========     ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)

                                             Three Months Ended    Nine Months Ended
                                             9/30/95   9/30/94     9/30/95   9/30/94
INCOME:
 Rent                                     $ 152,485   $ 152,255   $ 445,241  $ 534,458
 Investment Income                           23,318      15,462      70,394     17,459
                                           --------    --------    --------   --------
        Total Income                        175,803     167,717     515,635    551,917
                                           --------    --------    --------   --------

EXPENSES:
 Partnership Administration - Affiliates    26,956       35,641      90,961    101,675
 Partnership Administration and Property
    Management - Unrelated Parties           2,987      295,061      25,305    312,306
 Interest Expense                              937          537       2,984     12,443
 Depreciation                               38,219       40,647     114,659    131,650
                                          --------     --------    --------   --------
        Total Expenses                      69,099      371,886     233,909    558,074
                                          --------     --------    --------   --------

NET OPERATING INCOME (LOSS)                106,704     (204,169)    281,726     (6,157)

GAIN ON SALE OF REAL ESTATE                      0      662,651           0    662,651
                                          --------     --------    --------   --------

NET INCOME                                $106,704     $458,482    $281,726   $656,494
                                          ========     ========    ========   ========

NET INCOME ALLOCATED:
 General Partners                         $  1,067     $  4,585    $  2,817   $  6,565
 Limited Partners                          105,637      453,897     278,909    649,929
                                          --------     --------    --------   --------
                                          $106,704     $458,482    $281,726   $656,494
                                          ========     ========    ========   ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,379 and 7,391 weighted average
   Units outstanding in 1995 and 1994,
   respectively)                         $ 14.32       $ 61.41     $ 37.80    $ 87.93
                                         =======       =======     =======    =======


    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)

                                                          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                      $  281,726    $  656,494

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       114,659       131,650
     Gain on Sale of Real Estate                              0      (662,651)
     Decrease in Receivables                             12,161        16,868
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (29,617)       39,742
     Decrease in Contract Payable                       (12,298)            0
     Decrease in Security Deposit                             0       (23,041)
     Increase in Deferred Income                         11,063       213,769
                                                      ---------     ---------
        Total Adjustments                                95,968      (283,663)
                                                      ---------     ---------
        Net Cash Provided by
        Operating Activities                            377,694       372,831
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (360,263)            0
   Proceeds from Sale of Real Estate                          0     1,667,500
   Decrease in Long-Term Receivables                          0        36,659
                                                      ---------     ---------
        Net Cash Provided by (Used for)
        Investing Activities                           (360,263)    1,704,159
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable        (37,836)       41,296
   Distributions to Partners                           (398,119)     (529,515)
                                                      ---------     ---------
        Net Cash Used for
        Financing Activities                           (435,955)     (488,219)
                                                      ---------     ---------

NET INCREASE (DECREASE) IN CASH                        (418,524)    1,588,771

CASH, beginning of period                             1,608,136        86,487
                                                      ---------     ---------

CASH, end of period                                  $1,189,612    $1,675,258
                                                      =========     =========

    The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                         General      Limited
                                         Partners     Partners     Total

BALANCE, December 31, 1993            $ (11,268)     $5,230,548   $5,219,280

   Distributions                         (5,295)       (524,220)    (529,515)

   Net  Income                            6,565         649,929      656,494
                                     ----------      ----------   ----------
BALANCE, September 30, 1994          $   (9,998)     $5,356,257   $5,346,259
                                     ==========      ==========   ==========


BALANCE, December 31, 1994           $  (11,006)     $5,256,551   $5,245,545

   Distributions                         (3,980)       (394,139)    (398,119)

   Net  Income                            2,817         278,909      281,726
                                     ----------      ----------   ----------
BALANCE, September 30, 1995          $  (12,169)     $5,141,321   $5,129,152
                                     ==========      ==========   ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

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

     The Partnership is negotiating with the trustee to settle the outstanding amount due to the Creditors Trust. The settlement will provide for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement is expected to be completed in the fourth quarter of 1995.

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

     In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $1,000,000.
     The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $112,500. Through September 30, 1995, the Partnership had advanced $341,043 for the construction of the property and was charging interest on the Note at the rate of 8%. The Partnership has incurred net costs of $19,220 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment when the acquisition is completed.

     In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000.

(4)  Contract Payable -

     Scheduled maturities of the contract payable, discussed in Note 3, are as follows:

                       1996            $  15,445
                       1997               14,170
                       1998               13,000
                                       --------------
                                       $  42,615
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

(6)Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of September 30, 1995 and December 31,
     1994, the Partnership had recognized $19,350 and $7,740, respectively, of this payment as income. At September 30, 1995, the remaining deferred income of $22,673 was prepaid rent related to certain other Partnership properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. Pursuant to the Lease Agreement, the monthly rent was increased 2.5% on March 1, 1995 for the Virginia Children's World property, 2.5% on April 30, 1995 for the California Children's World property and 4% on May 1, 1995 for the Super 8 property. Rental income decreased in the first nine months of 1995, when compared to the same period in 1994, by $89,217. The decrease is due to the sale of Applebee's property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the sale of the Applebee's.


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

        The Partnership is negotiating with the trustee to settle the outstanding amount due to the Creditors Trust. The settlement will provide for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement is expected to be completed in the fourth quarter of 1995.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         In May, 1995, the Partnership entered into a commitment to purchase a Denny's restaurant in Greenville, Texas. The purchase price will be approximately $1,000,000. The property will be leased to Huntington Restaurants Groups, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $112,500. Through September 30, 1995, the Partnership had advanced $341,043 for the construction of the property and was charging interest on the Note at the rate of 8%. The Partnership has incurred net costs of $19,220 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment when the acquisition is completed.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,305 and $312,306, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. These expenses were higher in 1994, when compared to the same periods in 1995, due to the J.T. McCord's situation discussed above. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

         As of September 30, 1995, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       On October 1, 1995, three Limited Partners redeemed a total of 15 Partnership Units for $9,341 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifteen Limited partners redeemed 121.45 Partnership Units for $91,798. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

                 PART II - OTHER INFORMATION
                         (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                               Description

                        27 Financial Data Schedule for period ended September 30, 1995.

             b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 1995     AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A,Inc.
                              Its: Managing General Partner


                              By:/s/ Robert P. Johnson
                                     Robert P. Johnson
                                     President



                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer