Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1996-03-28
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-14089

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

           State of Delaware                  93-0926134
     (State or other Jurisdiction of       (I.R.S. Employer)
     Incorporation or Organization)       Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]               No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Issuer's revenues for year ended December 31, 1995 were $702,350.

As of February 29, 1996, there were 7,360.55 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,360,550.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                      Yes          No   [X]


                             PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XV Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on October3, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1986. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated December 30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased eight properties, including partial interests in three properties, totaling $6,409,650. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

       Several of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 44.9042% interest in a J.T. McCord's restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $64 million, making it a much higher credit lessee than the original lessee.

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

       In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable earnest money deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas. The purchase price was approximately $1,000,000. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625. Through December 31, 1995, the Partnership had advanced $867,945 for the construction of the property and was charging interest on the Note at the rate of 8%.

        On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company Store in Maryville, Tennessee. The purchase price was approximately $215,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1995, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 85% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.


ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.

                                    Total Property
                       Purchase      Acquisition                  Annual Lease
Property                 Date           Costs         Lessee         Payment


Children's World                                  Children's World
Daycare Center                                        Learning
  Franconia Hills, VA   3/24/87     $  962,069     Centers, Inc.    $ 135,964

JEMCARE
  Haltom City, TX        4/3/87     $  417,213    JEMCARE, Inc.     $  48,592

Children's World
Daycare Center                                        Kids
  Moreno  Valley, CA    5/15/87     $  963,717    Unlimited, Inc.   $ 136,112

Arby's Restaurant                                     RTM
  Marshall,  MI         7/30/87     $  586,425   Mid-America, Inc.  $  24,000

Zapata's Cantina & Cafe
  Waco, TX                                       Tex-Mex Cocina
   (44.9042%)          12/16/87     $  548,010    of Waco, L.C.     $  24,248

Fuddruckers Restaurant
  St. Louis, MO
   (60%)                3/25/88     $1,138,296   Fuddruckers, Inc.  $ 138,246

Super 8 Motel
  Hot Springs, AR                                    Motel
  (50%)                 4/11/88     $  581,541   Developers, Inc.   $  91,887


        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Zapata's Cantina & Cafe restaurant in Waco, Texas, the Fuddruckers restaurant in St. Louis, Missouri and the Super 8 Motel in Hot Springs, Arizona.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years except for the JEMCARE property and the Super 8 Motel (10 years), the Arby's (15 years) and the Waco property (18 months). Several of the Leases contain renewal options which may extend the Lease term an additional 9 to 15 years.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for two of its Leases, the J.T. McCord's in Waco, Texas and the daycare center in Haltom City, Texas. The policies insure approximately 80% of the annual rental payments for a period of ten years for the Haltom City property and a twelve month period (over seven years) for the Waco property. The rent guarantee begins thirty days after the occurrence of all the following: (1) the lessee is at least thirty days in default in the payment of rent; (2) the lessee has been removed from the property; (3) the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and (4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires. On December 15, 1994, the J.T. McCord's policy expired.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.



                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.


        As of December 31, 1995, there were 665 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

       During 1995, three Limited Partners redeemed a total of 15 Partnership Units for $9,341 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifteen Limited Partners redeemed 121.5 Partnership Units for $91,798. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

        Cash distributions of $5,291 and $6,992 were made to the General Partners and $514,532 and $683,596 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $81,882 and $205,463 of proceeds from the Applebee's sale in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $605,344 and $698,253, respectively. During the same periods, the Partnership earned investment income of $97,006 and $39,816, respectively. In 1995, rental income decreased mainly as the result of the property sale discussed below. The decrease in rental income was partially offset by rent increases on four properties and additional investment income earned on the net proceeds from the property sale.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the property for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the Lease. In March, 1993, the Partnership, along with affiliated Partnerships which own other J.T. McCord's properties, filed its own plan of reorganization (the "Plan")
with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.

        To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226. To reduce expenses and minimize the losses produced by the property, the Waco restaurant was closed and listed for sale or lease. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

        As part of the Plan, the Partnerships, which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment was $16,465. In 1994, the Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.

       In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the Plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $50,891 was completed in the fourth quarter of 1995.

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

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum
payment  from  the  original lessee of $210,277.   The  lump  sum
payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $64 million, making it a much higher credit lessee than the original lessee.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $116,626 and $133,552, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,853 and $358,397, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1995, when compared to 1994, is the result of expenses incurred in 1994 related to the J.T. McCord's situation discussed above.

       As of December 3l, 1995, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances decreased $998,513 mainly as the result of cash advanced for the construction of a property discussed below. Net cash provided by operating activities decreased from $475,262 in 1994 to $435,313 in 1995. In 1995, net cash income before depreciation, when compared to 1994, increased by approximately $313,000. In 1994, net cash income before depreciation was depressed mainly due to property management expenses incurred related to the J.T.
McCord's situation discussed above. The increase in net cash income before depreciation was offset by net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership, which resulted in an overall decrease in net cash provided by operating activities in 1995.

        In 1994, net cash provided by investing activities was $1,704,159, mostly as the result of the sale of the Applebee's restaurant. In 1995, net cash used for investing activities was $869,844, as the proceeds from the property sale were invested in the construction of a new property for the Partnership.

        In June, 1994, the lessee of the Applebee's restaurant in Hilton Head, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 29, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,667,500 which resulted in a net gain of $662,651. At the time of sale, the cost and related accumulated depreciation of the property was $1,212,379 and $207,530, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property discussed below. In October, 1994, the Managing General Partner filed a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable earnest money deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.

        During 1995 and 1994, the Partnership distributed $82,709 and $207,539 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $11.10 and $27.84 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas. The purchase price was approximately $1,000,000. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625. Through December 31, 1995, the Partnership had advanced $867,945 for the construction of the property and was charging interest on the Note at the rate of 8%.

      On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company Store in Maryville, Tennessee. The purchase price was approximately $215,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1994, the Partnership paid distributions at an 8.5% rate which resulted in distributions to the Partners of approximately $690,000. Effective April 1, 1995, the distribution rate was reduced to 6.5% and then increased to 7.0% effective December 1, 1995, which resulted in distributions to the Partners of approximately $520,000.

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

       During 1995, three Limited Partners redeemed a total of 15 Partnership Units for $9,341 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifteen Limited partners redeemed 121.5 Partnership Units for $91,798. The redemptions increase the remaining Limited Partners' ownership in the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $134,713 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Hilton Head, South Carolina as collateral for the loan. On July 29, 1994, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1994, interest expense on the Note was $3,561.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


ITEM 7.   FINANCIAL STATEMENTS.


       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Minneapolis,  Minnesota       /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996              Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1995         1994

CURRENT ASSETS:
  Cash                                           $   609,623   $ 1,608,136
  Receivables                                         36,412        22,721
                                                  -----------   -----------
      Total Current Assets                           646,035     1,630,857
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,489,902     1,489,902
  Buildings and Equipment                          3,707,369     3,707,369
  Construction Advances                              867,945             0
  Property Acquisition Costs                          20,433             0
  Accumulated Depreciation                        (1,278,079)   (1,125,200)
                                                  -----------   -----------
      Net Investments in Real Estate               4,807,570     4,072,071
                                                  -----------   -----------
          Total Assets                           $ 5,453,605   $ 5,702,928
                                                  ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    29,450    $   55,939
  Distributions Payable                              109,176       143,994
  Current Portion of Contract Payable                      0         8,681
  Deferred Income                                     15,480        15,480
                                                  -----------    -----------
      Total Current Liabilities                      154,106       224,094
                                                  -----------    -----------

CONTRACT PAYABLE - Net of Current Portion                  0        46,232

DEFERRED INCOME - Net Of Current Portion             171,577       187,057

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (12,182)      (11,006)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,364 and 7,379 outstanding in 1995
     and 1994, respectively                        5,140,104     5,256,551
                                                  -----------   -----------
      Total Partners' Capital                      5,127,922     5,245,545
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $ 5,453,605   $ 5,702,928
                                                  ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                1995            1994

INCOME:
  Rent                                      $  605,344      $  698,253
  Investment Income                             97,006          39,816
                                             ----------      ----------
      Total Income                             702,350         738,069
                                             ----------      ----------

EXPENSES:
  Partnership Administration - Affiliates      116,626         133,552
  Partnership Administration and Property
     Management - Unrelated Parties             36,853         358,397
  Interest                                       2,985          13,483
  Depreciation                                 152,879         169,870
                                             ----------      ----------
      Total Expenses                           309,343         675,302
                                             ----------      ----------

OPERATING  INCOME                              393,007          62,767

GAIN ON SALE OF REAL ESTATE                     18,534         662,651
                                             ----------      ----------

NET INCOME                                  $  411,541      $  725,418
                                             ==========      ==========

NET INCOME ALLOCATED:
  General Partners                          $    4,115      $    7,254
  Limited Partners                             407,426         718,164
                                             ----------      ----------
                                            $  411,541      $  725,418
                                             ==========      ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,375 and 7,388 weighted average Units
Outstanding in 1995 and 1994, respectively) $    55.24      $    97.21
                                             ==========      ==========




 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $  411,541     $  725,418

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    152,879        169,870
     Gain on Sale of Real Estate                     (18,534)      (662,651)
     Increase in Receivables                         (13,691)        (2,292)
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                   (26,489)        10,508
     Increase (Decrease) in Contract Payable         (54,913)        54,913
     Decrease in Security Deposit                          0        (23,041)
     Increase (Decrease) in Deferred Income          (15,480)       202,537
                                                   -----------    -----------
       Total Adjustments                              23,772       (250,156)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                      435,313        475,262
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (888,378)             0
  Proceeds from Sale of Real Estate                   18,534      1,667,500
  Decrease in Long Term Receivable                         0         36,659
                                                   -----------    -----------
       Net Cash Provided By (Used For)
          Investing Activities                      (869,844)     1,704,159
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       (34,818)        41,381
  Distributions to Partners                         (519,729)      (690,501)
  Redemption Payments                                 (9,435)        (8,652)
                                                   -----------    -----------
       Net Cash Used For
          Financing Activities                      (563,982)      (657,772)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                     (998,513)     1,521,649

CASH, beginning of period                          1,608,136         86,487
                                                   -----------    -----------
CASH, end of period                               $  609,623     $1,608,136
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest Paid During The Year                   $    4,025     $   12,443
                                                   ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                               General      Limited                 Units
                               Partners     Partners     Total   Outstanding


BALANCE, December 31, 1993  $ (11,268)  $ 5,230,548  $ 5,219,280   7,391.05

  Distributions                (6,905)     (683,596)    (690,501)

  Redemption Payments             (87)       (8,565)      (8,652)    (12.50)

  Net Income                    7,254       718,164      725,418
                             ----------  -----------  -----------  ----------
BALANCE, December 31, 1994    (11,006)    5,256,551    5,245,545   7,378.55

  Distributions                (5,197)     (514,532)    (519,729)

  Redemption Payments             (94)       (9,341)      (9,435)    (15.00)

  Net Income                    4,115       407,426      411,541
                             ----------  -----------  -----------  ----------
BALANCE, December 31, 1995  $ (12,182)  $ 5,140,104  $ 5,127,922   7,363.55
                             ==========  ===========  ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(1)  Organization -

     AEI Real Estate Fund XV Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering called for a subscription price of $1,000 per limited partnership unit, payable on acceptance of the offer. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated on December30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to the Limited Partners will be made pro rata by Units.

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

                   DECEMBER 31, 1995 and 1994

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings, and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(3)  Related Party Transactions -

     In 1987, the Partnership acquired a 44.9042% interest in the restaurant in Waco, Texas. In 1988, the Partnership acquired a 50% interest in the Super 8 Motel and a 60% interest in the Fuddruckers restaurant. The remaining interests in these properties are owned by an affiliate of the Partnership, AEI Real Estate Fund XVI Limited Partnership.

     Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     AFM and AEI received the following compensation and reimbursements for costs and expenses from the Partnership:


                                        Total Incurred by the Partnership
                                         for the Years Ended December 3l

                                                             1995        1994

a. AEI and AFM are reimbursed for all costs incurred in
   connection with managing the Partnership's operations,
   maintaining the Partnership's books and communicating
   the results of operations to the Limited Partners.     $ 116,626  $ 133,552
                                                           ========   ========

b. AEI and AFM are reimbursed for all direct expenses
   they have paid on the Partnership's behalf to third parties.
   These expenses included printing costs, legal and filing
   fees, direct administrative costs, outside audit and
   accounting costs, taxes, insurance and other property
   costs.  In 1994, this amount included $301,746 of
   property operating and renovation costs related to the
   J.T. McCord's property as discussed in Note 4.         $  36,853  $ 358,397
                                                           ========   ========

c. AEI is reimbursed for all property acquisition costs incurred by it in acquiring properties on behalf of the Partnership.
   The amounts are net of financing and commitment fees and
   expense reimbursements received by the Partnership from
   the lessees in the amount of $14,210 for 1995.         $  20,433  $       0
                                                           ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE property and the Super 8 Motel (10 years), the Arby's (15 years) and the Waco property discussed below. Several of the Leases have renewal options which may extend the lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The restaurant in Waco, Texas was constructed in 1980 and enlarged in 1982 and 1983. The JEMCARE Learning Center was constructed in 1986. All of the remaining buildings were newly-constructed in 1987. The Partnership acquired all of the properties during 1987 and 1988. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1995 are as follows:

                                       Buildings and             Accumulated
Property                     Land        Equipment      Total    Depreciation

Children's World,
  Franconia Hills, VA    $  165,952   $  796,117    $  962,069   $  267,601
JEMCARE Learning Center
  Haltom City, TX           132,925      284,288       417,213      118,650
Children's World,
  Moreno Valley, CA         187,858      775,859       963,717      282,529
Arby's, Marshall, MI        120,499      465,926       586,425      165,521
Zapata's, Waco, TX          183,929      364,081       548,010      122,965
Fuddruckers, St. Louis, MO  593,703      544,593     1,138,296      190,226
Super 8 Motel,
  Hot Springs, AR           105,036      476,505       581,541      130,587
                          ----------   ----------    ----------   ----------
                         $1,489,902   $3,707,369    $5,197,271   $1,278,079
                          ==========   ==========    ==========   ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(4)  Investments in Real Estate - (Continued)

     In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the property for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the lease. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.

     To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $230,226, which was included in Partnership Administration and Property
     Management - Unrelated Parties. To reduce expenses and minimize the losses produced by the property, the Waco restaurant was closed and listed for sale or lease. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     As part of the Plan, the Partnerships, which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment was $16,465. In 1994, the Partnership expensed $71,520 to record this liability and administrative costs related to the bankruptcy.

     In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the Plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $50,891 was completed in the fourth quarter of 1995.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994

(4)  Investments in Real Estate - (Continued)

     In June, 1994, the lessee of the Applebee's restaurant in Hilton Head, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 29, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,667,500 which resulted in a net gain of $662,651. At the time of sale, the cost and related accumulated depreciation of the property was $1,212,379 and $207,530, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property as discussed in Note 6. In October, 1994, the Managing General Partner filed a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

     In July 1995, the Partnership entered into an agreement to sell the Super 8 Motel in Hot Springs, Arkansas, to the lessee. The sale price for the Partnership's interest in the property will be approximately $680,000, which will result in a net gain of approximately $220,000. As of December 31, 1995, the Partnership had received a $20,000 non-refundable earnest money deposit and recognized a gain of $18,534. The Partnership anticipates the sale will close on March 29, 1996.

     During 1995 and 1994, the Partnership distributed $82,709 and $207,539 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $11.10 and $27.84 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

     On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas. The purchase price was approximately $1,000,000. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625. Through December 31, 1995, the Partnership had advanced $867,945 for the construction of the property and was charging interest on the Note at the rate of 8%.

     On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was approximately $215,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership. The Partnership has incurred net costs of $20,433 related to the acquisition of the properties. The costs have been capitalized and will be allocated to land, building and equipment.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(4)  Investments in Real Estate - (Continued)

     The minimum future rental on the non-cancelable Leases for years subsequent to December31, 1995 are as follows:

                       1996           $  609,787
                       1997              575,736
                       1998              512,471
                       1999              479,320
                       2000              480,205
                       Thereafter      2,957,395
                                       ---------
                                      $5,614,914
                                       =========

     The Partnership recognized contingent rents in 1995 and 1994 of $10,909 and $23,020, respectively.


(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of December 31, 1995 and 1994, the Partnership recognized $23,220 and $7,740, respectively, of this payment as income.

(6)  Long-Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $134,713 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant located on Hilton Head Island, South Carolina as collateral for the loan. On July 29, 1994, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1994, interest expense on the Note was $3,561.




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                      1995         1994

      Tenants                       Industry

     Children's World
        Learning Centers, Inc.     Child Care       $  270,417   $  263,888
     Fuddruckers Inc.              Restaurant          153,727      158,280
     Apple South, Inc.             Restaurant                0       99,166
     Motel Developers, Inc.        Motel                90,709       87,220
                                                     ----------   ----------

     Aggregate rent revenue of major tenants        $  514,853   $  608,554
                                                     ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    85%          87%
                                                     ==========   ==========

(8)  Partners' Capital -

     Cash distributions of $5,291 and $6,992 were made to the General Partners and $514,532 and $683,596 were made to the Limited Partners for the years ended December 31, 1995 and 1994, respectively. The Limited Partners' distributions represent $69.77 and $92.53 per Limited Partnership Unit outstanding using 7,375 and 7,388 weighted average Units in 1995 and 1994, respectively. The distributions represent $53.97 and $92.53 per Unit of Net Income and $15.80 and $-0-per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $81,882 and $205,463 of proceeds from the Applebee's sale in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(8)  Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

     During 1995, three Limited Partners redeemed a total of 15 Partnership Units for $9,341 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, three Limited Partners redeemed a total of 12.5 Partnership Units for $8,565 The redemptions increase the remaining Limited Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $979.51 per original $1,000 invested.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 and 1994


(9)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:


                                                    1995          1994

     Net Income For Financial
      Reporting Purposes                         $ 411,541     $  725,418

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                            38,449         47,737

     Income Accrued for Tax Purposes Over
      (Under) Income For Financial
      Reporting Purposes                           (15,480)       147,743

     Property Expenses For Tax Purposes (Over)
      Under Expenses For Financial Reporting
      Purposes                                     (54,913)       108,612

     Gain on Sale of Real Estate for Tax Purposes
      Over Gain for Financial Reporting Purposes         0            812
                                                 ----------     ----------
           Taxable Income to Partners           $  379,597     $1,030,322
                                                 ==========     ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995, AND 1994


(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended
     December31:

                                                      1995          1994

     Partners' Capital For
      Financial Reporting Purposes               $ 5,127,922    $ 5,245,545

     Depreciation For Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                              53,589         15,140

     Capitalized Start-Up Costs
      Under Section 195                              152,848        152,848

     Amortization of Start-Up and
      Organization Costs                            (165,254)      (165,254)

     Income Accrued For Tax Purposes Over
      Income For Financial
      Reporting Purposes                             187,057        202,537

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                        56,596        111,510

     Gain on Sale of Real Estate for Tax Purposes
      Over Gain for Financial Reporting Purposes         812            812

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes             1,067,225      1,067,225
                                                  -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes             $ 6,480,795    $ 6,630,363
                                                  ===========    ===========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995, AND 1994

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                      1995
                                             Carrying       Fair
                                              Amount       Value

     Cash                                   $ 609,623    $ 609,623
     Construction Advances                    867,945      867,945

     The carrying values of cash and construction advances approximate fair values.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.


        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the Partnership, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. During 1989, AFM purchased three Limited Partnership Units (less than 1% of the Units outstanding) from a Limited Partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 21 and is incorporated herein by reference, for details of related party transactions.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            A.  Exhibits -
                                    Description

                    27     Financial Data Schedule
                           for year ended December 31, 1995.

            B.   Reports on Form 8-K and Form 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AEI REAL ESTATE FUND XV
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 21, 1996              By: /s/ Robert P. Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 21, 1996
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 21, 1996
Mark E. Larson         and Chief Financial Officer