Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1996-05-15
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

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

                       Yes  [X]    No

         Transitional Small Business Disclosure Format:

                       Yes         No   [X]




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

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

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash                                           $   986,128    $   609,623
   Receivables                                          5,362         36,412
                                                   -----------    -----------
        Total Current Assets                          991,490        646,035
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,757,210      1,489,902
   Buildings and Equipment                          4,106,357      3,707,369
   Construction Advances                                    0        867,945
   Property Acquisition Costs                               0         20,433
   Accumulated Depreciation                        (1,187,374)    (1,278,079)
                                                   -----------    -----------
        Net Investments in Real Estate              4,676,193      4,807,570
                                                   -----------    -----------
             Total Assets                         $ 5,667,683    $ 5,453,605
                                                   ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    33,348    $    29,450
   Distributions Payable                              114,450        109,176
   Deferred Income                                     38,436         15,480
                                                   -----------    -----------
        Total Current Liabilities                     186,234        154,106
                                                   -----------    -----------

DEFERRED INCOME - Net of Current Portion              167,707        171,577

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (10,324)       (12,182)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,364 outstanding                               5,324,066      5,140,104
                                                   -----------    -----------
     Total Partners' Capital                        5,313,742      5,127,922
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 5,667,683    $ 5,453,605
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                       1996          1995

INCOME:
   Rent                                           $   185,574    $   145,008
   Investment Income                                    6,761         23,840
                                                   -----------    -----------
        Total Income                                  192,335        168,848
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             29,498         35,034
   Partnership Administration and Property
      Management - Unrelated Parties                    5,496         11,734
   Interest                                                 0          1,040
   Depreciation                                        44,095         38,220
                                                   -----------    -----------
        Total Expenses                                 79,089         86,028
                                                   -----------    -----------

OPERATING INCOME                                      113,246         82,820

GAIN ON SALE OF REAL ESTATE                           200,416              0
                                                   -----------    -----------

NET INCOME                                        $   313,662    $    82,820
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     3,137    $       828
   Limited Partners                                   310,525         81,992
                                                   -----------    -----------
                                                  $   313,662    $    82,820
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,375 and 7,379 weighted average Units
   outstanding in 1996 and 1995, respectively)    $     42.11    $     11.11
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   313,662   $    82,820

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       44,095        38,220
     Gain on Sale of Real Estate                      (200,416)            0
     Decrease in Receivables                            31,050        19,191
     (Increase) Decrease in Payable to
         AEI Fund Management, Inc.                       3,898        (6,579)
     Increase in Contract Payable                            0         1,040
     Increase in Deferred Income                        19,086        18,526
                                                    -----------   -----------
        Total Adjustments                             (102,287)       70,398
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           211,375       153,218
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (359,459)            0
   Proceeds from Sale of Real Estate                   647,157             0
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                           287,698             0
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     5,274             0
   Distributions to Partners                          (127,842)     (160,986)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (122,568)     (160,986)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        376,505        (7,768)

CASH, beginning of period                              609,623     1,608,136
                                                    -----------   -----------

CASH, end of period                                $   986,128   $ 1,600,368
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                    $         0   $     1,040
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (11,006)  $ 5,256,551  $ 5,245,545   7,378.55

  Distributions                (1,610)     (159,376)    (160,986)

  Net Income                      828        81,992       82,820
                             ---------   ----------   ----------  ----------
BALANCE, March 31, 1995     $ (11,788)  $ 5,179,167  $ 5,167,379   7,378.55
                             =========   ==========   ==========  ==========


BALANCE, December 31, 1995  $ (12,182)  $ 5,140,104  $ 5,127,922   7,363.55

  Distributions                (1,279)     (126,563)    (127,842)

  Net Income                    3,137       310,525      313,662
                             ---------   ----------   ----------  ----------
BALANCE, March 31, 1996     $ (10,324)  $ 5,324,066  $ 5,313,742   7,363.55
                             =========   ==========   ==========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.


(2)  Organization -

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

(2)  Organization - (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's properties, filed for reorganization, after occupying the properties for approximately five years. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July 20, 1993.

     To entice the assignee, WIM, Inc. (WIM) to operate the restaurants and enter into the Lease Agreements, the
     Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     The Partnership distributed $290,248 of these net proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $38.94 per Limited Partnership Unit, respectively. The majority of the remaining proceeds were reinvested in two properties during the first quarter of 1996.

     On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas. The purchase price was
     $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625.

     On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

     In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively. The majority of these proceeds will be reinvested in an additional property.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of March 31, 1996 and December 31, 1995, the Partnership had recognized $27,090 and $23,220, respectively, of this payment as income. At March 31, 1996, the remaining deferred income of $22,956 was prepaid rent related to certain other Partnership properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. Rental income increased in the first quarter of 1996, when compared to the same period in 1995, by $40,566. The increase is primarily due to the acquisition of two new properties and the re-leasing of the Waco property as a Zapata's Cantina & Cafe. Investment income decreased by $17,079 in the first quarter of 1996 over the same period in 1995 as proceeds from property sales were reinvested in properties and generating rental income rather than interest.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for the
Haltom City, Texas, Children's Learning Center lease. The policies insure approximately 80% of the annual rental payments for a period of ten years for the Haltom City property. The rent guarantee begins thirty days after the occurrence of all the following: (1) the lessee is at least thirty days in default in the payment of rent; (2) the lessee has been removed from the property; (3) the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and (4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires.

       In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's properties, filed for reorganization, after occupying the properties for approximately five years. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July20, 1993.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        To entice the assignee, WIM, Inc. (WIM) to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $230,226 which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by these properties, the Waco restaurant was closed and listed for sale or lease.

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

       The Partnership distributed $290,248 of these net proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $38.94 per Limited Partnership Unit, respectively. The majority of the remaining proceeds were reinvested in two properties during the first quarter of 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas. The purchase price was $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625.

        On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

        In July 1995, the lessee of the Super 8 Motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively. The majority of these proceeds will be reinvested in an additional property.

        During the first three months of 1996 and 1995, the Partnership incurred administration and property management expenses from unrelated parties of $5,496 and $11,734, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

        As of March 31, 1996, the Partnership's cash distribution rate was 6.75%, on an annualized basis. Distributions of Net
Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       During 1995, three Limited Partners redeemed a total of 15 Partnership Units for $9,341 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 15 Limited Partners redeemed 121.5 Partnership Units for $91,798. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits - None.
         b. Reports filed on Form 8-K -See previously filed report dated March 29, 1996.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 8, 1996           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer