Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1996-08-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of June 30, 1996 and December 31, 1995

           Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                      1996           1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $ 1,008,082     $   609,623
   Receivables                                          4,235          36,412
                                                   -----------     -----------
        Total Current Assets                        1,012,317         646,035
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,757,210       1,489,902
   Buildings and Equipment                          4,106,357       3,707,369
   Construction Advances                                    0         867,945
   Property Acquisition Costs                               0          20,433
   Accumulated Depreciation                        (1,229,079)     (1,278,079)
                                                   -----------     -----------
        Net Investments in Real Estate              4,634,488       4,807,570
                                                   -----------     -----------
             Total Assets                         $ 5,646,805     $ 5,453,605
                                                   ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    23,462     $    29,450
   Distributions Payable                              114,450         109,176
   Deferred Income                                     48,189          15,480
                                                   -----------     -----------
        Total Current Liabilities                     186,101         154,106
                                                   -----------     -----------

DEFERRED INCOME - Net of Current Portion              163,837         171,577

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (10,492)        (12,182)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,364 outstanding                               5,307,359       5,140,104
                                                   -----------     -----------
      Total Partners' Capital                       5,296,867       5,127,922
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $ 5,646,805     $ 5,453,605
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Second Quarter Ended       Six Months Ended
                                 6/30/96     6/30/95      6/30/96     6/30/95

INCOME:
   Rent                        $ 169,671    $ 147,748    $ 355,245  $ 292,756
   Investment Income              12,118       23,236       18,879     47,076
                                ---------    ---------    ---------  ---------
        Total Income             181,789      170,984      374,124    339,832
                                ---------    ---------    ---------  ---------

EXPENSES:
   Partnership Administration-
    Affiliates                    20,659       28,971       50,157     64,005
   Partnership Administration and
    Property Management -
    Unrelated Parties              6,154       10,584       11,650     22,318
   Interest                            0        1,007            0      2,047
   Depreciation                   41,705       38,220       85,800     76,440
                                ---------    ---------    ---------  ---------
        Total Expenses            68,518       78,782      147,607    164,810
                                ---------    ---------    ---------  ---------

OPERATING INCOME                 113,271       92,202      226,517    175,022

GAIN (ADJUSTMENT) ON SALE
  OF REAL ESTATE                  (2,305)           0      198,111          0
                                ---------    ---------    ---------  ---------

NET INCOME                     $ 110,966    $  92,202    $ 424,628  $ 175,022
                                =========    =========    =========  =========

NET INCOME ALLOCATED:
   General Partners            $   1,110    $     922    $   4,247  $   1,750
   Limited Partners              109,856       91,280      420,381    173,272
                                ---------    ---------    ---------  ---------
                               $ 110,966    $  92,202    $ 424,628  $ 175,022
                                =========    =========    =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,375 and 7,379 weighted average
   Units outstanding in 1996 and 1995,
    respectively)              $  14.89     $   12.37    $   57.00  $  23.48
                                =========    =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   424,628     $   175,022

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      85,800          76,440
     Gain on Sale of Real Estate                     (198,111)              0
     Decrease in Receivables                           32,177          18,052
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (5,988)         23,200
     Increase in Contract Payable                           0         (13,236)
     Increase in Deferred Income                       24,969          15,382
                                                   -----------     -----------
        Total Adjustments                             (61,153)        119,838
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          363,475         294,860
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (359,459)        (16,267)
   Proceeds from Sale of Real Estate                  644,852               0
                                                   -----------     -----------
        Net Cash Provided By
        Investing Activities                          285,393         (16,267)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         5,274         (37,836)
   Distributions to Partners                         (255,683)       (279,553)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (250,409)       (317,389)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                398,459         (38,796)

CASH AND CASH EQUIVALENTS, beginning of period        609,623       1,608,136
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period          $ 1,008,082     $ 1,569,340
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0     $     4,708
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994    $ (11,006)  $ 5,256,551  $ 5,245,545    7,378.55

  Distributions                  (2,795)     (276,758)    (279,553)

  Net Income                      1,750       173,272      175,022
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1995        $ (12,051)  $ 5,153,065  $ 5,141,014    7,378.55
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1995    $ (12,182)  $ 5,140,104  $ 5,127,922    7,363.55

  Distributions                  (2,557)     (253,126)    (255,683)

  Net Income                      4,247       420,381      424,628
                               ---------   -----------  -----------  ----------
BALANCE, June 30, 1996        $ (10,492)  $ 5,307,359  $ 5,296,867    7,363.55
                               =========   ===========  ===========  ==========





 The accompanying Notes to Financial Statements are an integral part of this statement.




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3) Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

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

     In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. In the second quarter of 1996, $2,305 of additional sale expenses were recognized which resulted in a total net gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively. The majority of these proceeds will be reinvested in an additional property.


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

(5) Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of June 30, 1996 and December 31, 1995, the Partnership had recognized $30,960 and $23,220, respectively, of this payment as income. At June 30, 1996, the remaining deferred income of $32,709 was prepaid rent related to certain other Partnership properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $355,245 and $292,756, respectively. During the same periods, the Partnership earned investment income of $18,879 and $47,076, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties and the re-leasing of the Waco property, as discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the proceeds prior to the purchase of the additional properties.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        To entice the assignee, WIM, Inc. (WIM), to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $230,226, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by the property, the Waco restaurant was closed and listed for sale or lease.

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

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $50,157 and $64,005, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,650 and $22,318, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is mainly the result of expenses incurred in 1995 prior to the resolution of the J.T. McCord's situation discussed above.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances increased $398,459. Net cash provided by operating activities increased from $294,860 in 1995 to $363,475 in 1996 as a result of an increase in revenue and a reduction in expenses in 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the six months ended June 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $644,852. During the same period, the Partnership expended $359,459 to invest in real properties (inclusive of acquisition expenses) as the Partnership continued to reinvest the cash generated from the property sales.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. In the second quarter of 1996, $2,305 of additional sale expenses were recognized which resulted in a total net gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively. The majority of these proceeds will be reinvested in an additional property.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1995, the Partnership's distribution rate was reduced from 8.5% to 6.5% and then increased to 7.0%
effective December 1, 1995. As a result, distributions paid during the first six months of 1995 were higher when compared to the same period in 1996.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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


                   PART II - OTHER INFORMATION
                           (Continued)



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                                    Description

                 27    Financial Data Schedule for period
                       ended June 30, 1996.

         b. Reports  filed on Form  8-K  - During the quarter ended June 30,
                                           1996, the Partnership filed a
                                           Form 8-K, dated March 29, 1996,
                                           reporting the disposition of the
                                           Super 8 motel in Hot Springs,
                                           Arkansas.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 1996        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)