Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1996-11-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995

          Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS
                                                        1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                        $ 1,029,139   $   609,623
   Receivables                                            3,939        36,412
                                                     -----------   -----------
        Total Current Assets                          1,033,078       646,035
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,757,210     1,489,902
   Buildings and Equipment                            4,106,357     3,707,369
   Construction Advances                                      0       867,945
   Property Acquisition Costs                                 0        20,433
   Accumulated Depreciation                          (1,270,784)
(1,278,079)
                                                     -----------   -----------
        Net Investments in Real Estate                4,592,783     4,807,570
                                                     -----------   -----------
             Total Assets                           $ 5,625,861   $ 5,453,605
                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $    25,596   $    29,450
   Distributions Payable                                241,707       109,176
   Deferred Income                                       50,209        15,480
                                                     -----------   -----------
        Total Current Liabilities                       317,512       154,106
                                                     -----------   -----------

DEFERRED INCOME - Net of Current Portion                159,967       171,577

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (11,977)      (12,182)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,364 outstanding                               5,160,359     5,140,104
                                                     -----------   -----------
        Total Partners' Capital                       5,148,382     5,127,922
                                                     -----------   -----------
          Total Liabilities and Partners' Capital   $ 5,625,861   $ 5,453,605
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended     Nine Months Ended
                                9/30/96    9/30/95     9/30/96    9/30/95

INCOME:
 Rent                         $ 166,028  $ 152,485    $ 521,273  $ 445,241
 Investment Income               12,573     23,318       31,452     70,394
                               ---------  ---------    ---------  ---------
        Total Income            178,601    175,803      552,725    515,635
                               ---------  ---------    ---------  ---------

EXPENSES:
 Partnership Administration -
  Affiliates                     26,991     26,956       77,148     90,961
 Partnership Administration
  and Property Management -
  Unrelated Parties               3,277      2,987       14,927     25,305
 Interest                             0        937            0      2,984
 Depreciation                    41,705     38,219      127,505    114,659
                               ---------  ---------    ---------  ---------
        Total Expenses           71,973     69,099      219,580    233,909
                               ---------  ---------    ---------  ---------

OPERATING INCOME                106,628    106,704      333,145    281,726

GAIN ON SALE OF REAL ESTATE           0          0      198,111          0
                               ---------  ---------    ---------  ---------

NET INCOME                    $ 106,628  $ 106,704    $ 531,256  $ 281,726
                               =========  =========    =========  =========

NET INCOME ALLOCATED:
 General Partners             $   1,066  $   1,067    $   5,313  $   2,817
 Limited Partners               105,562    105,637      525,943    278,909
                               ---------  ---------    ---------  ---------
                              $ 106,628  $ 106,704    $ 531,256  $ 281,726
                               =========  =========    =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,375 and 7,379 weighted
 average Units outstanding in
 1996 and 1995, respectively) $   14.31  $   14.32    $   71.31  $   37.80
                               =========  =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   531,256   $   281,726

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       127,505       114,659
     Gain on Sale of Real Estate                       (198,111)            0
     Decrease in Receivables                             32,473        12,161
     Decrease in Payable to
        AEI Fund Management, Inc.                        (3,854)      (29,617)
     Increase in Contract Payable                             0       (12,298)
     Increase in Deferred Income                         23,119        11,063
                                                     -----------   -----------
        Total Adjustments                               (18,868)       95,968
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            512,388       377,694
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (359,459)     (360,263)
   Proceeds from Sale of Real Estate                    644,852             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            285,393      (360,263)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         132,531       (37,836)
   Distributions to Partners                           (510,796)     (398,119)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (378,265)     (435,955)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 419,516      (418,524)

CASH AND CASH EQUIVALENTS, beginning of period          609,623     1,608,136
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period            $ 1,029,139   $ 1,189,612
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Period                   $         0   $       478
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $  (11,006)  $ 5,256,551  $ 5,245,545    7,378.55

  Distributions                 (3,980)     (394,139)    (398,119)

  Net Income                     2,817       278,909      281,726
                             ----------   -----------  -----------  ----------
BALANCE, September 30, 1995 $  (12,169)  $ 5,141,321  $ 5,129,152    7,378.55
                             ==========   ===========  ===========  ==========


BALANCE, December 31, 1995  $  (12,182)  $ 5,140,104  $ 5,127,922    7,363.55

  Distributions                 (5,108)     (505,688)    (510,796)

  Net Income                     5,313       525,943      531,256
                             ----------   -----------  -----------  ----------
BALANCE, September 30, 1996 $  (11,977)  $ 5,160,359  $ 5,148,382    7,363.55
                             ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of two years with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     During 1995 and 1994, the Partnership distributed $290,248 of these net proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $38.94 per Limited
     Partnership Unit, respectively. The majority of the remaining proceeds were reinvested in two properties during the first quarter of 1996.

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

     In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

     In September, 1996, the Partnership distributed $127,273 of the net proceeds as an additional distribution to the Limited and General Partners, which represented a return of capital of $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in an additional property.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of September 30, 1996 and December 31, 1995, the Partnership had recognized $34,830 and $23,220, respectively, of this payment as income. At September 30, 1996, the remaining deferred income of $34,729 was prepaid rent related to certain other Partnership properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $521,273 and $445,241, respectively. During the same periods, the Partnership earned investment income of $31,452 and $70,394, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties and the re-leasing of the Waco property, as discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the proceeds prior to the purchase of the additional properties.

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

        In June 1995, the Partnership re-leased the Waco property to Tex-Mex Cocina of Waco, L.C. The Lease Agreement has a primary term of two years with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceed certain specified amounts. The Lease contains renewal options which may extend the lease term an additional 10 years. The property is now operated as a Zapata's Cantina & Cafe. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $77,148 and $90,961, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,927 and $25,305, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is mainly the result of expenses incurred in 1995 prior to the resolution of the J.T. McCord's situation discussed above.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  nine months ended September  30,  1996,  the
Partnership's cash balances increased $419,516. Net cash provided by operating activities increased from $377,694 in 1995 to $512,388 in 1996 as a result of an increase in revenue and a reduction in expenses in 1996, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the nine months ended September 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $644,852. During the same period, the Partnership expended $359,459 to invest in real properties (inclusive of acquisition expenses) as the Partnership continued to reinvest the cash generated from the property sales.

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

       During 1995 and 1994, the Partnership distributed $290,248 of these net proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $38.94 per Limited Partnership Unit, respectively. The majority of the remaining proceeds were reinvested in two properties during the first quarter of 1996.

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

        In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

        In September, 1996, the Partnership distributed $127,273 of the net proceeds as an additional distribution to the Limited and General Partners, which represented a return of capital of $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in an additional property.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1996, distributions were higher than in 1995 as a result of the distribution of net sale proceeds in September, 1996.

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

        On October 1, 1996, one Limited Partner redeemed a total of 10 Partnership Units for $5,702 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of eighteen Limited partners redeemed 136.5 Partnership Units for $101,139. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                        Description

             27    Financial Data Schedule  for  period
                   ended September 30, 1996.

         b.  Reports  filed on Form  8-K  -  None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1996      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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