Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1997-03-25
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                        Yes   [X]        No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $734,912.

As of February 28, 1997, there were 7,350.55 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,350,550.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                       Yes          No    [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XV Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on October 3, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1986. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated December 30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. Fuddruckers, Inc. is owned by DAKA International, which has a net worth in excess of $77 million at December 28, 1996, making it a much higher credit lessee than the original lessee.

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

        In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $663,386 which resulted in a net gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas for $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625. Through December 31, 1995, the Partnership had advanced $867,945 for the construction of the property and was charging interest on the Note at the rate of 8%.

        On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company in Maryville, Tennessee for $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

        On January 24, 1997, the Partnership sold the Children's World Daycare Center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of approximately $1,300,000, which resulted in a net gain of approximately $654,000. As part of the sale proceeds, the Partnership received a Promissory Note for $1,003,000. The
Note is due, together with accrued interest at a 10% rate, on March 25, 1997.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1996, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.


                                    Total Property
                       Purchase       Acquisition                    Annual     Annual Rent
Property                 Date            Costs         Lessee        Lease      Per Sq. Ft.
                                                                     Payment

Children's World                                  Children's World
Daycare Center                                        Learning
 Franconia Hills, VA    3/24/87   $   962,069       Centers, Inc.    $139,363   $ 28.15

JEMCARE
 Haltom City, TX         4/3/87   $   417,213     JEMCARE, Inc.      $ 27,012   $  6.43

Children's World
Daycare Center                                        Kids
 Moreno Valley, CA      5/15/87   $   963,717     Unlimited, Inc.    $139,515   $ 20.17

Arby's Restaurant                                     RTM
 Marshall, MI           7/30/87   $   586,425     Mid-America, Inc.  $ 24,000   $  7.75

Zapata's Cantina & Cafe
 Waco, TX                                         Tex-Mex Cocina
 (44.9042%)            12/16/87   $   548,010      of Waco, L.C.     $ 24,248   $  8.89

Fuddruckers Restaurant
 St. Louis, MO
 (60%)                  3/25/88   $ 1,138,296     Fuddruckers, Inc.  $138,246   $ 26.40

                                                    Huntington
Denny's Restaurant                                  Restaurants
 Greenville, TX         1/10/96   $ 1,028,432       Group, Inc.      $113,625   $ 23.06

Tractor Supply
 Company Store
 Maryville, TN                                    Tractor Supply
 (20%)                  2/14/96   $   219,405        Company         $ 22,575   $  5.93

        The  properties  listed above with  a  partial  ownership
percentage  are owned with an affiliate of the Partnership.   AEI
Real  Estate  Fund  XVI Limited Partnership  owns  the  remaining interest in the Zapata's Cantina & Cafe restaurant in Waco, Texas and  the Fuddruckers restaurant in St. Louis, Missouri.  AEI Real
Estate  Fund 85-A Limited Partnership owns the remaining interest in the Tractor Supply Company in Maryville, Tennessee.


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

        The  initial  Lease  terms are 20 years  except  for  the
JEMCARE  property  (10  years), the Tractor  Supply  Company  (14 years),  the Arby's (15 years) and the Waco property (18 months).
Several  of the Leases contains renewal options which may  extend the Lease term an additional 9 to 15 years.

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for two of its Leases, the restaurant in Waco, Texas and the daycare center in Haltom City, Texas. The policies insure approximately 80% of the annual rental payments for a period of ten years for the Haltom City property and a twelve month period (over seven years) for the Waco property. The rent guarantee begins thirty days after the occurrence of all the following: (1) the lessee is at least thirty days in default in the payment of rent; (2) the lessee has been removed from the property; (3) the property has been listed for rent with a real estate broker and "For Rent" signs have been posted on the property; and (4) certain other minor conditions. Once these conditions have been satisfied, the Partnership will receive lease insurance payments until either the property is re-leased or the policy expires. On December 31, 1994, the restaurant policy expired. On August 31, 1996, the daycare center policy expired.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties
they  occupy.   The General Partners believe the  properties  are
adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System
(MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.
Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue
Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase,
if  purchased  after December 31, 1991, all properties  were  100 percent occupied by the lessees noted, with the exception of  the
Zapata's  Cantina  & Cafe, which was 100 percent  occupied  until
January, 1993.  The property was re-leased in June, 1995.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 668 holders of record
of the registrant's Limited Partnership Units.  There is no other class  of  security outstanding or authorized.  The  registrant's
Units  are  not  a traded security in any market.   However,  the
Partnership  may  acquire Units from Limited  Partners  who  have
tendered  their  Units to the Partnership.   Such  Units  may  be
acquired  at  a  discount.  The Partnership is not  obligated  to purchase  in any year more than 5% of the total number  of  Units outstanding at the beginning of the year.  In no event shall  the
Partnership  be  obligated to purchase  Units  if,  in  the  sole discretion  of the Managing General Partner, such purchase  would impair the capital or operation of the Partnership.

        During 1996, one Limited Partner redeemed a total  of  10
Partnership  Units for $5,703 in accordance with the  Partnership
Agreement.  In prior years, a total of eighteen Limited  Partners redeemed  136.5 Partnership Units for $101,139.  The  redemptions
increase  the  remaining  Limited  Partners'  ownership  in   the
Partnership.

        Cash distributions of $6,510 and $5,291 were made to  the
General  Partners  and $638,814 and $514,532  were  made  to  the
Limited   Partners   in   1996  and  1995,   respectively.    The
distributions  were made on a quarterly basis and  represent  Net
Cash   Flow,  as  defined,  except  as  discussed  below.   These
distributions  should  not be compared  with  dividends  paid  on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $126,000 and $81,882 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital
Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $692,432 and $605,344, respectively. During the same periods, the Partnership earned investment income of $42,480 and $97,006, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties and the re-leasing of the Waco property, as discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

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

        In June 1995, the Partnership re-leased the Waco property
to  Tex-Mex  Cocina  of  Waco, L.C.  The Lease  Agreement  has  a
primary term of eighteen months with an annual rental payment  of
$24,248.  The Partnership could also receive additional  rent  if
gross   receipts  from  the  property  exceed  certain  specified
amounts.  The Lease contains renewal options which may extend the lease  term an additional 10 years.  The property is now operated as  a Zapata's Cantina & Cafe.  While the property was being  re-
leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

       In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in  St.  Louis, Missouri, and assumed the lease obligations  from the  original lessee.  As part of the agreement, the  Partnership amended the Lease to reduce the base rent from the current annual rent  of  $163,550  to $138,246.  The Partnership  could  receive additional rent in the future if 10% of gross receipts  from  the property  exceed the base rent.  In consideration for  the  lease assumption  and amendment, the Partnership received  a  lump  sum
payment  from  the  original lessee of $210,277.   The  lump  sum
payment  will be recognized as income over the remainder  of  the
Lease  term,  which expires January 31, 2008, using the  straight
line  method.   Fuddruckers, Inc. is owned by DAKA International,
which  has  a net worth in excess of $77 million at December  28,
1996,  making  it a much higher credit lessee than  the  original lessee.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During  the years ended December 31, 1996 and  1995,  the
Partnership   paid   Partnership   administration   expenses   to
affiliated parties of $97,897 and $116,626, respectively.   These
administration  expenses  include  costs  associated   with   the
management of the properties, processing distributions, reporting requirements  and correspondence to the Limited Partners.  During
the   same   periods,   the  Partnership   incurred   Partnership
administration  and property management expenses  from  unrelated
parties  of  $16,274 and $36,853, respectively.   These  expenses
represent  direct payments to third parties for legal and  filing fees,  direct administrative costs, outside audit and  accounting costs,  taxes, insurance and other property costs.  The  decrease in  these expenses in 1996, when compared to 1995, is mainly  the result  of  expenses incurred in 1995 prior to the resolution  of the J.T. McCord's situation discussed above.

       As of December 3l, 1996, the Partnership's annualized cash distribution  rate  was  7.5%,  based  on  the  Adjusted  Capital
Contribution.   Distributions of Net Cash  Flow  to  the  General
Partners were subordinated to the Limited Partners as required in the Partnership Agreement.  As a result, 99% of distributions and income  were allocated to Limited Partners and 1% to the  General
Partners.

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

Liquidity and Capital Resources

        During  1996,  the Partnership's cash balances  increased
$274,497.   Net  cash provided by operating activities  increased
from  $435,313  in 1995 to $628,957 in 1996 as  a  result  of  an increase in revenue and a reduction in expenses in 1996, and  net timing differences in the collection of payments from the lessees and the payment of expenses.

        The  major components of the Partnership's cash flow from
investing activities are investments in real estate and  proceeds from  the sale of real estate.  In 1996 and 1995, the Partnership generated  cash flow from the sale of real estate,  as  discussed below,  of $644,852 and $18,534, respectively.  During  the  same
periods,   the   Partnership  expended  $359,459  and   $888,378,
respectively,   to  invest  in  real  properties  (inclusive   of
acquisition  expenses)  as the Partnership  reinvested  the  cash generated from the property sales.

        In June, 1994, the lessee of the Applebee's restaurant in
Hilton  Head,  South Carolina, exercised an option in  the  Lease
Agreement to purchase the property.  On July 29, 1994,  the  sale closed  with  the  Partnership receiving  net  sale  proceeds  of
$1,667,500.  In October, 1994, the Managing General Partner filed a  proxy  statement  to  propose  an  amendment  to  the  Limited
Partnership  Agreement  that  would  allow  the  Partnership   to
reinvest   the  net  proceeds  in  additional  properties.    The
Amendment passed with a majority of Units voting in favor of  the
Amendment.

       During 1995, and 1994, the Partnership distributed $82,709 and $207,539 of the net sale proceeds to the Limited and General
Partners as part of their regular quarterly distributions, which represented a return of capital of $11.10 and $27.84 per Limited
Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas for $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease
Agreement with a primary term of 20 years and annual rental payments of $113,625. Through December 31, 1995, the Partnership had advanced $867,945 for the construction of the property and was charging interest on the Note at the rate of 8%.

      On  February  14,  1996, the Partnership  purchased  a  20%
interest in a Tractor Supply Company in Maryville, Tennessee  for
$219,405.  The property is leased to Tractor Supply Company under a  Lease  Agreement with a primary term of 14  years  and  annual rental  payments  of  $22,575.  The  remaining  interest  in  the property  was  purchased  by AEI Real Estate  Fund  85-A  Limited
Partnership, an affiliate of the Partnership.

        In  July  1995, the lessee of the Super 8  motel  in  Hot
Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $663,386 which resulted in a net gain of $216,645. The Partnership recognized
$18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

        In September, 1996, the Partnership distributed $127,273 of the net proceeds as an additional distribution to the Limited and General Partners, which represented a return of capital of $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in an additional property.

        On  January 24, 1997, the Partnership sold the Children's
World  Daycare  Center  in  Moreno  Valley,  California,  to   an
unrelated  third  party.   The Partnership  recognized  net  sale
proceeds  of approximately $1,300,000, which resulted  in  a  net gain  of  approximately $654,000.  As part of the sale  proceeds,
the  Partnership received a Promissory Note for $1,003,000.   The
Note  is  due, together with accrued interest at a 10%  rate,  on
March 25, 1997.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During 1996, one Limited Partner redeemed a total  of  10
Partnership  Units for $5,703 in accordance with the  Partnership
Agreement.  The Partnership acquired these Units using  Net  Cash
Flow  from  operations.   In prior years,  a  total  of  eighteen
Limited  partners redeemed 136.5 Partnership Units for  $101,139.
The   redemptions   increase  the  remaining  Limited   Partners'
ownership in the Partnership.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota




      We  have audited the accompanying balance sheet of AEI REAL
ESTATE   FUND   XV   LIMITED  PARTNERSHIP  (a  Delaware   limited
partnership)  as  of December 31, 1996 and 1995 and  the  related statements of income, cash flows and changes in partners' capital for  the  years then ended.  These financial statements  are  the
responsibility    of   the   Partnership's    management.     Our
responsibility  is  to  express an  opinion  on  these  financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31,
1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                   Certified Public Accountants


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1996          1995

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   884,120    $   609,623
  Receivables                                            9,945         36,412
                                                    -----------    -----------
      Total Current Assets                             894,065        646,035
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               1,757,210     1,489,902
  Buildings and Equipment                            4,106,357     3,707,369
  Construction Advances                                      0       867,945
  Property Acquisition Costs                                 0        20,433
  Accumulated Depreciation                          (1,312,489)   (1,278,079)
                                                    -----------   -----------
      Net Investments in Real Estate                 4,551,078     4,807,570
                                                    -----------   -----------
           Total  Assets                           $ 5,445,143   $ 5,453,605
                                                    ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    26,679   $    29,450
  Distributions Payable                                120,350       109,176
  Deferred Income                                       15,480        15,480
                                                    -----------   -----------
      Total Current Liabilities                        162,509       154,106
                                                    -----------   -----------

DEFERRED INCOME - Net Of Current Portion               156,097       171,577

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (12,195)      (12,182)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,354 and 7,364 outstanding in 1996
   and 1995, respectively                            5,138,732     5,140,104
                                                    -----------   -----------
      Total Partners' Capital                        5,126,537     5,127,922
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $ 5,445,143   $ 5,453,605
                                                    ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     1996            1995

INCOME:
  Rent                                          $   692,432      $   605,344
  Investment Income                                  42,480           97,006
                                                 -----------      -----------
      Total Income                                  734,912          702,350
                                                 -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates            97,897          116,626
  Partnership Administration and Property
     Management - Unrelated Parties                  16,274           36,853
  Interest                                                0            2,985
  Depreciation                                      169,210          152,879
                                                 -----------      -----------
      Total Expenses                                283,381          309,343
                                                 -----------      -----------

OPERATING  INCOME                                   451,531          393,007

GAIN ON SALE OF REAL ESTATE                         198,111           18,534
                                                 -----------      -----------

NET INCOME                                      $   649,642      $   411,541
                                                 ===========      ===========

NET INCOME ALLOCATED:
  General Partners                              $     6,497      $     4,115
  Limited Partners                                  643,145          407,426
                                                 -----------      -----------
                                                $   649,642      $   411,541
                                                 ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,361 and 7,375 weighted average Units outstanding
  in 1996 and 1995, respectively)               $     87.37      $     55.24
                                                 ===========      ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   649,642     $   411,541

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      169,210         152,879
     Gain on Sale of Real Estate                      (198,111)        (18,534)
     (Increase) Decrease in Receivables                 26,467         (13,691)
     Decrease in Payable to
         AEI Fund Management, Inc.                      (2,771)        (26,489)
     Decrease in Contract Payable                            0         (54,913)
     Decrease in Deferred Income                       (15,480)        (15,480)
                                                    -----------     -----------
       Total Adjustments                               (20,685)         23,772
                                                    -----------     -----------
       Net Cash Provided By
           Operating Activities                        628,957         435,313
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          (359,459)       (888,378)
  Proceeds from Sale of Real Estate                    644,852          18,534
                                                    -----------     -----------
       Net Cash Provided By (Used For)
          Investing Activities                         285,393        (869,844)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          11,174         (34,818)
  Distributions to Partners                           (645,267)       (519,729)
  Redemption Payments                                   (5,760)         (9,435)
                                                    -----------     -----------
       Net Cash Used For
          Financing Activities                        (639,853)       (563,982)
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                274,497        (998,513)

CASH AND CASH EQUIVALENTS, beginning of period         609,623       1,608,136
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period           $   884,120     $   609,623
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest Paid During The Year                    $         0     $     4,025
                                                    ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                               General     Limited                   Units
                               Partners    Partners    Total      Outstanding


BALANCE, December 31, 1994   $  (11,006) $ 5,256,551  $ 5,245,545    7,378.55

  Distributions                  (5,197)    (514,532)    (519,729)

  Redemption Payments               (94)      (9,341)      (9,435)     (15.00)

  Net Income                      4,115      407,426      411,541
                              ----------  -----------  -----------  -----------
BALANCE, December 31, 1995      (12,182)   5,140,104    5,127,922    7,363.55

  Distributions                  (6,453)    (638,814)    (645,267)

  Redemption Payments               (57)      (5,703)      (5,760)     (10.00)

  Net Income                      6,497      643,145      649,642
                              ----------  -----------  -----------  -----------
BALANCE, December 31, 1996   $  (12,195) $ 5,138,732  $ 5,126,537    7,353.55
                              ==========  ===========  ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

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

     The   terms  of  the  Partnership  offering  called  for   a
     subscription  price of $1,000 per limited partnership  unit,
     payable   on  acceptance  of  the  offer.   The  Partnership
     commenced  operations  on  October  3,  1986  when   minimum
     subscriptions    of   1,300   Limited   Partnership    Units
     ($1,300,000)  were  accepted.   The  Partnership's  offering
     terminated   on   December  30,  1986   when   the   maximum
     subscription  limit  of  7,500  Limited  Partnership   Units
     ($7,500,000) was reached.

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

                   DECEMBER 31, 1996 and 1995

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The  Partnership regularly assesses whether market  events and conditions indicate that it is reasonably possible  to recover  the carrying amounts of its investments  in  real
       estate  from  future operations and sales.   A  change  in
       those  market events and conditions could have a  material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       Real  estate is recorded at the lower of cost or estimated net  realizable value.  The Financial Accounting Standards
       Board  issued  Statement  No.  121,  "Accounting  for  the
       Impairment of Long-Lived Assets and for Long-Lived  Assets
       to   be   Disposed   Of"  which  is  effective   for   the
       Partnership's fiscal year ended December 31,  1996.   This
       standard  requires the Partnership to compare the carrying amount  of  its  properties to the estimated  future  cash flows  expected  to  result  from  the  property  and  its eventual  disposition.  If the sum of the expected  future cash  flows  is  less  than the  carrying  amount  of  the
       property,  the  Statement  requires  the  Partnership   to
       recognize  an impairment loss by the amount by  which  the carrying amount of the property exceeds the fair value  of the  property.  Adoption of this Statement did not have  a
       material    effect   on   the   Partnership's    financial
       statements.

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

(3)  Related Party Transactions -

     In 1987, the Partnership acquired a 44.9042% interest in the
     restaurant   in  Waco,  Texas.   In  1988,  the  Partnership
     acquired  a  50%  interest in the Super 8 Motel  and  a  60%
     interest  in  the  Fuddruckers  restaurant.   The  remaining
     interests  in these properties are owned by AEI Real  Estate
     Fund   XVI   Limited  Partnership,  an  affiliate   of   the
     Partnership.   In  1996,  the  Partnership  acquired  a  20%
     interest  in  the  Tractor Supply  Company.   The  remaining
     interest  in this property is owned by AEI Real Estate  Fund
     85-A Limited Partnership, an affiliate of the Partnership.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(3)  Related Party Transactions - (Continued)

     AFM and AEI received the following compensation and reimbursements for costs and expenses from the Partnership:


                                        Total Incurred by the Partnership
                                         for the Years Ended December 3l

                                                     1996         1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $  97,897    $ 116,626
                                                   ========     ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                           $  16,274    $  36,853
                                                   ========     ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $29,768 and $14,210
  for 1996 and 1995, respectively.                $ (16,996)  $  20,433
                                                   ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate -

     The  Partnership  leases its properties to  various  tenants
     through   non-cancelable  triple  net  leases,   which   are
     classified  as operating leases.  Under a triple net  lease, the  lessee  is  responsible  for  all  real  estate  taxes, insurance,  maintenance, repairs and operating  expenses  of the  property.  The initial Lease terms are 20 years  except for  the  JEMCARE  property (10 years), the  Tractor  Supply
     Company  (14  years),  the Arby's (15 years)  and  the  Waco
     property  discussed  below.   Several  of  the  Leases  have
     renewal   options  which  may  extend  the  lease  term   an
     additional  9 to 15 years.  The Leases contain rent  clauses which entitle the Partnership to receive additional rent  in future  years  based on stated rent increases  or  if  gross receipts  for the property exceed certain specified amounts, among  other conditions.  Certain lessees have been  granted options  to purchase the property.  Depending on the  lease, the purchase price is either determined by a formula, or  is the  greater of the fair market value of the property or the amount determined by a formula.  In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's  properties are all  commercial,  single-
     tenant properties.  The Arby's restaurant was built in  1972 and  extensively remodeled in 1987.  The restaurant in Waco,
     Texas was constructed in 1980 and enlarged in 1982 and 1983.
     The  JEMCARE Learning Center was constructed in  1986.   The
     two  Children's  World Daycare Centers and  the  Fuddruckers
     restaurant  were newly-constructed in 1987.  The Partnership
     acquired all of these properties during 1987 and 1988.   The
     Denny's  restaurant and Tractor Supply Company  were  newly-
     constructed in 1995 and acquired in 1996.  There  have  been no  costs  capitalized  as improvements  subsequent  to  the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1996 are as follows:

                                      Buildings and               Accumulated
Property                    Land        Equipment       Total    Depreciation

Children's World,
 Franconia Hills, VA     $   165,952  $   796,117    $   962,069   $   298,039
JEMCARE Learning Center
 Haltom City, TX             132,925      284,288        417,213       132,210
Children's World,
 Moreno Valley, CA           187,858      775,859        963,717       315,286
Arby's, Marshall, MI         120,499      465,926        586,425       185,090
Zapata's, Waco, TX           183,929      364,081        548,010       138,256
Fuddruckers, St. Louis, MO   593,703      544,593      1,138,296       214,640
Denny's,
 Greenville, TX              332,077      696,355      1,028,432        23,302
Tractor Supply Company
 Maryville, TN                40,267      179,138        219,405         5,666
                          -----------  -----------    -----------   -----------
                         $ 1,757,210  $ 4,106,357    $ 5,863,567   $ 1,312,489
                          ===========  ===========    ===========   ===========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

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

                   DECEMBER 31, 1996 and 1995

(4)  Investments in Real Estate - (Continued)

     In June, 1994, the lessee of the Applebee's restaurant in Hilton Head, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 29, 1994, the sale closed with the Partnership receiving net sale proceeds of $1,667,500. In October, 1994, the Managing
     General Partner filed a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

     During  1995, and 1994, the Partnership distributed  $82,709 and  $207,539  of the net sale proceeds to the  Limited  and
     General   Partners  as  part  of  their  regular   quarterly
     distributions,  which  represented a return  of  capital  of
     $11.10   and   $27.84   per   Limited   Partnership    Unit,
     respectively.   The majority of the remaining  net  proceeds
     were reinvested in additional properties.

     On  January  10, 1996, the Partnership purchased  a  Denny's
     restaurant   in  Greenville,  Texas  for  $1,028,432.    The
     property  is  leased to Huntington Restaurants  Group,  Inc.
     under a Lease Agreement with a primary term of 20 years  and annual  rental payments of $113,625.  Through  December  31,
     1995,   the  Partnership  had  advanced  $867,945  for   the
     construction  of the property and was charging  interest  on the Note at the rate of 8%.

     On  February  14,  1996,  the Partnership  purchased  a  20%
     interest in a Tractor Supply Company in Maryville, Tennessee
     for  $219,405.   The  property is leased to  Tractor  Supply
     Company  under a Lease Agreement with a primary term  of  14 years and annual rental payments of $22,575.

     In  July  1995,  the  lessee of the Super  8  motel  in  Hot
     Springs,   Arkansas,  exercised  an  option  in  the   Lease
     Agreement to purchase the property.  On March 29, 1996,  the sale closed with the Partnership receiving net sale proceeds
     of  $663,386 which resulted in a net gain of $216,645.   The
     Partnership recognized $18,534 of this gain in 1995  due  to nonrefundable deposits received from the purchaser.  At  the time  of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

     In  September, 1996, the Partnership distributed $127,273 of the  net  proceeds  as  an additional  distribution  to  the
     Limited and General Partners, which represented a return  of
     capital   of   $17.11   per   Limited   Partnership    Unit,
     respectively.   The majority of the remaining proceeds  will
     be reinvested in an additional property.

     On  January  24,  1997, the Partnership sold the  Children's
     World Daycare Center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of approximately $1,300,000, which resulted in a net gain of approximately $654,000. As part of the sale proceeds, the Partnership received a Promissory Note for $1,003,000. The Note is due, together with accrued interest at a 10% rate, on March 25, 1997.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995


(4)  Investments in Real Estate - (Continued)

     The minimum future rental on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   622,633
                       1998              626,055
                       1999              629,626
                       2000              633,273
                       2001              605,687
                       Thereafter      4,795,232
                                      -----------
                                     $ 7,912,506
                                      ===========

     The Partnership recognized contingent rents in 1996 and 1995 of $18,925 and $10,909, respectively.

(5)  Deferred Income -

     In  June,  1994, Fuddruckers, Inc., the restaurant concept's franchisor,  acquired  the  operations  of  the  Fuddruckers restaurant  in  St. Louis, Missouri, and assumed  the  lease
     obligations  from  the  original lessee.   As  part  of  the
     agreement,  the Partnership amended the Lease to reduce  the base  rent  from  the  current annual rent  of  $163,550  to
     $138,246.  The Partnership could receive additional rent  in the future if 10% of gross receipts from the property exceed the  base  rent.  In consideration for the lease  assumption and  amendment, the Partnership received a lump sum  payment from  the original lessee of $210,277.  The lump sum payment will be recognized as income over the remainder of the Lease term,  which  expires January 31, 2008, using  the  straight
     line  method.   As  of  December  31,  1996  and  1995,  the
     Partnership    has   recognized   $38,700    and    $23,220,
     respectively, of this payment as income.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995


(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1996            1995
      Tenants                    Industry

     Children's World
      Learning Centers, Inc.    Child Care        $  277,177     $  270,417
     Fuddruckers Inc.           Restaurant           153,727        153,727
     Huntington Restaurants
      Group, Inc.               Restaurant           110,876            N/A
     Motel Developers, Inc.     Motel                    N/A         90,709
                                                   ----------     ----------

     Aggregate rent revenue of major tenants      $  541,780     $  514,853
                                                   ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  78%            85%
                                                   ==========     ==========

(7)  Partners' Capital -

     Cash  distributions of $6,510 and $5,291 were  made  to  the
     General Partners and $638,814 and $514,532 were made to  the
     Limited  Partners for the years ended December 31, 1996  and
     1995,  respectively.   The  Limited Partners'  distributions
     represent  $86.78  and $69.77 per Limited  Partnership  Unit outstanding using 7,361 and 7,375 weighted average Units  in
     1996  and  1995, respectively.  The distributions  represent
     $86.59 and $53.97 per Unit of Net Income and $.19 and $15.80
     per  Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $126,000 and $81,882 of proceeds from property sales in 1996 and 1995, respectively.
     The  distributions  reduced the Limited  Partners'  Adjusted
     Capital Contributions.

     Distributions  of  Net  Cash Flow to  the  General  Partners
     during  1996  and  1995  were subordinated  to  the  Limited
     Partners  as  required in the Partnership Agreement.   As  a
     result,  99%  of distributions and income were allocated  to the Limited Partners and 1% to the General Partners.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 and 1995

(7)  Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During  1996,  one Limited Partner redeemed a  total  of  10
     Partnership  Units  for  $5,703  in  accordance   with   the
     Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In 1995, three Limited
     Partners  redeemed  a  total of  15  Partnership  Units  for
     $9,341.   The  redemptions increase  the  remaining  Limited
     Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution,  as defined in the Partnership  Agreement,  is
     $963.71 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for  federal income tax purposes for the years ended December 31:

                                                        1996          1995

     Net Income For Financial
      Reporting Purposes                            $  649,642    $  411,541

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                                43,688        38,449

     Income Accrued for Tax Purposes
      Under Income For Financial
      Reporting Purposes                               (15,480)      (15,480)

     Property Expenses For Tax Purposes
      Over Expenses For Financial
      Reporting Purposes                                     0       (54,913)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes      (15,419)            0
                                                     ----------    ----------
           Taxable Income to Partners               $  662,431    $  379,597
                                                     ==========    ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, AND 1995

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996           1995

     Partners' Capital For
      Financial Reporting Purposes                 $ 5,126,537    $ 5,127,922

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                               139,266        110,997

     Capitalized Start-Up Costs
      Under Section 195                                152,848        152,848

     Amortization of Start-Up and
      Organization Costs                              (165,254)      (165,254)

     Income Accrued For Tax Purposes Over
      Income For Financial
      Reporting Purposes                               171,577        187,057

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes               1,067,225      1,067,225
                                                    -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes               $ 6,492,199    $ 6,480,795
                                                    ===========    ===========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, AND 1995

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                         1996                     1995
                                Carrying      Fair        Carrying     Fair
                                 Amount       Value        Amount      Value

     Cash                      $     257           257  $    1,680   $   1,680
     Money Market Funds          888,863       888,863     607,943     607,943
     Construction Advances             0             0     867,945     867,945
                                ---------     ---------  ---------    ---------
          Total Cash and
           Cash Equivalents    $ 884,120     $ 884,120  $  609,623   $ 609,623
                                =========     =========  =========    =========



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

        Robert  P.  Johnson, age 52, is Chief Executive  Officer,
President  and  Director and has held these positions  since  the formation  of  AFM  in December, 1985, and has  been  elected  to continue in these positions until March, 1998.  From 1970 to  the present,  he  has  been employed exclusively  in  the  investment industry,  specializing  in  tax-advantaged  limited  partnership
investments.   In  that  capacity, he has been  involved  in  the
development,  analysis, marketing and management  of  public  and private investment programs investing in net lease properties  as well  as  public  and  private investment programs  investing  in
energy  development.   Since  1971,  Mr.  Johnson  has  been  the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated,  which  is  registered  with  the  Securities   and
Exchange Commission as a securities broker-dealer, is a member of the  National Association of Securities Dealers, Inc. (NASD)  and
is  a  member  of  the Security Investors Protection  Corporation
(SIPC).   Mr.  Johnson has been president,  a  director  and  the
principal shareholder of AEI Fund Management, Inc., a real estate management  company founded by him, since 1978.  Mr.  Johnson  is currently  a general partner or principal of the general  partner in fifteen other limited partnerships.

        Mark  E.  Larson,  age 44, is Executive  Vice  President,
Treasurer  and  Chief Financial Officer and has been  elected  to continue  in these positions until March, 1998.  Mr.  Larson  has been  Treasurer and Executive Vice President since December, 1987
and  Chief  Financial Officer since January, 1990.   In  January,
1993,  Mr.  Larson was elected to serve as Secretary of  AFM  and will  continue to serve until March, 1998.  Mr. Larson  has  been employed  by  AEI  Fund Management, Inc. and affiliated  entities
since  1985.   From  1979  to 1985, Mr. Larson  was  with  Apache
Corporation as manager of Program Accounting responsible for  the accounting  and reports for approximately 45 public partnerships.
Mr.   Larson   is  responsible  for  supervising  the  accounting
functions of AFM and the registrant.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The  registrant,  AFM  and  its  affiliates  have  common
management and utilize the same facilities.  As a result, certain
administrative  expenses  are  allocated  among   these   related
entities.   All  of  such activities and any  other  transactions
involving the affiliates of the General Partner of the registrant are  governed  by,  and  are conducted in  conformity  with,  the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 on Pages 21 and  22  and is incorporated herein by reference, for details of related party transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            A.   Exhibits -
                             Description

                 10.1  Net Lease Agreement dated
                       January  10, 1996, between the Partnership
                       and  Huntington  Restaurants  Group,  Inc.
                       relating to the property at 3103 W.  I-30,
                       Greenville,    Texas   (incorporated    by
                       reference  to  Exhibit 10.1  of  Form  8-K
                       filed  with the Commission on January  17,
                       1996).

                 10.2  Purchase Agreement  dated
                       July  25,  1995  between the  Partnership,
                       AEI   Real   Estate   Fund   XVI   Limited
                       Partnership  and  Motel  Developers,  Inc.
                       relating  to the property at 4726  Central
                       Avenue,      Hot     Springs,     Arkansas
                       (incorporated  by  reference  to   Exhibit
                       10.1   of   Form   8-K  filed   with   the
                       Commission on April 2, 1996).

                 27    Financial  Data  Schedule
                       for year ended December 31, 1996.

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


                           AEI REAL ESTATE FUND XV
                           Limited Partnership
                           By: AEI Fund Management 86-A, Inc.
                               Its Managing General Partner


March 6, 1997              By:   /s/ Robert P. Johnson
                                     Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                          Date


 /s/ Robert P. Johnson   President (Principal Executive Officer)  March 6, 1997
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/ Mark E.Larson        Executive Vice President, Treasurer      March 6, 1997
Mark E. Larson           and Chief Financial Officer
                         (Principal Accounting Officer)


