Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1997-05-12
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

          Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                     1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,251,929    $   884,120
  Receivables                                          1,924          9,945
  Note Receivable                                  1,003,000              0
                                                  -----------    -----------
      Total Current Assets                         2,256,853        894,065
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,569,352      1,757,210
  Buildings and Equipment                          3,330,499      4,106,357
  Accumulated Depreciation                        (1,030,143)    (1,312,489)
                                                  -----------    -----------
      Net Investments in Real Estate               3,869,708      4,551,078
                                                  -----------    -----------
          Total Assets                           $ 6,126,561    $ 5,445,143
                                                  ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    79,173    $    26,679
  Distributions Payable                              120,350        120,350
  Deferred Income                                     27,384         15,480
                                                  -----------    -----------
      Total Current Liabilities                      226,907        162,509
                                                  -----------    -----------

DEFERRED INCOME - Net Of Current Portion             152,226        156,097

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (5,987)       (12,195)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,354 Units outstanding                         5,753,415      5,138,732
                                                  -----------    -----------
    Total Partners' Capital                        5,747,428      5,126,537
                                                  -----------    -----------
      Total Liabilities and Partners' Capital    $ 6,126,561    $ 5,445,143
                                                  ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     1997            1996

INCOME:
   Rent                                          $   135,621     $   185,574
   Investment Income                                  32,808           6,761
                                                  -----------     -----------
        Total Income                                 168,429         192,335
                                                  -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates            24,538          29,498
   Partnership Administration and Property
      Management - Unrelated Parties                   8,501           5,496
   Depreciation                                       35,669          44,095
                                                  -----------     -----------
        Total Expenses                                68,708          79,089
                                                  -----------     -----------

OPERATING INCOME                                      99,721         113,246

GAIN ON SALE OF REAL ESTATE                          655,641         200,416
                                                  -----------     -----------

NET INCOME                                       $   755,362     $   313,662
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $     7,553     $     3,137
   Limited Partners                                  747,809         310,525
                                                  -----------     -----------
                                                 $   755,362     $   313,662
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,354 and 7,364 weighted average Units
  outstanding in 1997 and 1996, respectively)    $    101.69     $     42.17
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   755,362    $   313,662

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      35,669         44,095
     Gain on Sale of Real Estate                     (655,641)      (200,416)
     Decrease in Receivables                            8,021         31,050
     Increase in Payable to
         AEI Fund Management, Inc.                     52,494          3,898
     Increase in Deferred Income                        8,033         19,086
                                                   -----------    -----------
        Total Adjustments                            (551,424)      (102,287)
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          203,938        211,375
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0       (359,459)
   Proceeds from Sale of Real Estate                  298,342        647,157
                                                   -----------    -----------
        Net Cash Provided By
        Investing Activities                          298,342        287,698
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        0          5,274
   Distributions to Partners                         (134,471)      (127,842)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (134,471)      (122,568)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             367,809        376,505

CASH AND CASH EQUIVALENTS, beginning of period        884,120        609,623
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $ 1,251,929    $   986,128
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property    $ 1,003,000    $         0
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (12,182)  $ 5,140,104  $ 5,127,922     7,363.55

  Distributions                 (1,279)     (126,563)    (127,842)

  Net Income                     3,137       310,525      313,662
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1996     $  (10,324)  $ 5,324,066  $ 5,313,742     7,363.55
                             ==========   ===========  ===========  ===========


BALANCE, December 31, 1996  $  (12,195)  $ 5,138,732  $ 5,126,537     7,353.55

  Distributions                 (1,345)     (133,126)    (134,471)

  Net Income                     7,553       747,809      755,362
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1997     $   (5,987)  $ 5,753,415  $ 5,747,428     7,353.55
                             ==========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. In the second quarter of 1996, $2,305 of additional sale expenses were recognized which resulted in a total gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

     In September, 1996, the Partnership distributed $127,273 of the net proceeds as an additional distribution to the Limited and General Partners, which represented a return of capital of $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in an additional property.

     On January 24, 1997, the Partnership sold the Children's World daycare center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of $1,301,342, which resulted in a net gain of $655,641. At the time of sale, the cost and related accumulated depreciation of the property was $963,717 and $318,016, respectively. As part of the sale proceeds, the Partnership received a Promissory Note for $1,003,000. The Note bears interest at a 10% rate. On April 23, 1997, the Partnership received the principal balance and outstanding accrued interest on the Note. Investment income earned on the Note through March 31, 1997 was $18,411.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of March 31, 1997 and December 31, 1996, the Partnership has recognized $42,570 and $38,700, respectively, of this payment as income. At March 31, 1997, the remaining deferred income of $11,904 was prepaid rent related to certain other Partnership properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $135,621 and $185,574, respectively. During the same periods, the Partnership earned investment income of $32,808 and $6,761, respectively. In 1997, rental income decreased as a result of the sale of the Super 8 motel and the Children's World daycare center properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        During the first three months of 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $24,538 and $29,498, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,501 and $5,496, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $367,809 mainly as a result of the sale of the Children's World property discussed below. Net cash provided by operating activities decreased from $211,375 in 1996 to $203,938 in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the three months ended March 31, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $298,342 and $647,157, respectively. During the same periods, the Partnership expended $0 and $359,459, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        In July 1995, the lessee of the Super 8 motel in Hot Springs, Arkansas, exercised an option in the Lease Agreement to purchase the property. On March 29, 1996, the sale closed with the Partnership receiving net sale proceeds of $665,691 which resulted in a net gain of $218,950. In the second quarter of 1996, $2,305 of additional sale expenses were recognized which resulted in a total gain of $216,645. The Partnership recognized $18,534 of this gain in 1995 due to nonrefundable deposits received from the purchaser. At the time of sale, the cost and related accumulated depreciation of the property was $581,541 and $134,800, respectively.

        In September, 1996, the Partnership distributed $127,273 of the net proceeds as an additional distribution to the Limited and General Partners, which represented a return of capital of $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in an additional property.

        On January 24, 1997, the Partnership sold the Children's World daycare center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of $1,301,342, which resulted in a net gain of $655,641. At the time of sale, the cost and related accumulated depreciation of the property was $963,717 and $318,016, respectively. As part of the sale proceeds, the Partnership
received  a  Promissory  Note  for $1,003,000.   The  Note  bears
interest at a 10% rate. On April 23, 1997, the Partnership received the principal balance and outstanding accrued interest on the Note. Investment income earned on the Note through March 31, 1997 was $18,411.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1996, the Partnership's distribution rate was increased from 7.0% to 7.5%. As a result, distributions paid during the first three months of 1997 were higher when compared to the same period in 1996.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                        Description

           27 Financial Data Schedule  for  period
              ended March 31, 1997.

        b.    Reports filed on Form  8-K  -
              During the quarter ended March  31,
              1997, the Partnership filed an 8-K,
              dated  February 3, 1997,  reporting
              the  disposition of the  Children's
              World   daycare  center  in  Moreno
              Valley, California.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1997           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                     (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                     (Principal Accounting Officer)