Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1997-08-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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

                      Yes             No   [X]




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December  31, 1996

          Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,184,147     $   884,120
  Receivables                                              0           9,945
                                                  -----------     -----------
      Total Current Assets                         2,184,147         894,065
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,569,352       1,757,210
  Buildings and Equipment                          3,330,499       4,106,357
  Accumulated Depreciation                        (1,060,776)     (1,312,489)
                                                  -----------     -----------
      Net Investments in Real Estate               3,839,075       4,551,078
                                                  -----------     -----------
          Total Assets                           $ 6,023,222     $ 5,445,143
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    17,100     $    26,679
  Distributions Payable                              322,358         120,350
  Deferred Income                                     29,404          15,480
                                                  -----------     -----------
      Total Current Liabilities                      368,862         162,509
                                                  -----------     ----------

DEFERRED INCOME - Net Of Current Portion             148,357         156,097

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (8,401)        (12,195)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,354 Units outstanding                         5,514,404       5,138,732
                                                  -----------     -----------
      Total Partners' Capital                      5,506,003       5,126,537
                                                  -----------     -----------
       Total  Liabilities and Partners' Capital  $ 6,023,222     $ 5,445,143
                                                  ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                   Three Months Ended       Six Months Ended
                                 6/30/97       6/30/96    6/30/97      6/30/96

INCOME:
   Rent                        $ 127,758     $ 169,671   $ 263,379   $ 355,245
   Investment Income              32,153        12,118      64,961      18,879
                                ---------     ---------   ---------   ---------
        Total Income             159,911       181,789     328,340     374,124
                                ---------     ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
      Affiliates                  28,987        20,659      53,525      50,157
   Partnership Administration
      and Property Management -
      Unrelated Parties            5,237         6,154      13,738      11,650
   Depreciation                   30,633        41,705      66,302      85,800
                                ---------     ---------   ---------   ---------
        Total Expenses            64,857        68,518     133,565     147,607
                                ---------     ---------   ---------   ---------

OPERATING INCOME                  95,054       113,271     194,775     226,517

GAIN (ADJUSTMENT) ON SALE
  OF REAL ESTATE                       0        (2,305)    655,641     198,111
                                ---------     ---------   ---------   ---------

NET INCOME                     $  95,054     $ 110,966   $ 850,416   $ 424,628
                                =========     =========   =========   =========

NET INCOME ALLOCATED:
   General Partners            $     951     $   1,110   $   8,504   $   4,247
   Limited Partners               94,103       109,856     841,912     420,381
                                ---------     ---------   ---------   ---------
                               $  95,054     $ 110,966   $ 850,416   $ 424,628
                                =========     =========   =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,354 and 7,364 weighted average
  Units outstanding in 1997 and 1996,
  respectively)                $   12.79     $   14.92   $  114.48   $   57.09
                                =========     =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   850,416      $   424,628

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      66,302           85,800
     Gain on Sale of Real Estate                     (655,641)        (198,111)
     Decrease in Receivables                            9,945           32,177
     Decrease in Payable to
        AEI Fund Management, Inc.                      (9,579)          (5,988)
     Increase in Deferred Income                        6,184           24,969
                                                   -----------      -----------
        Total Adjustments                            (582,789)         (61,153)
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                          267,627          363,475
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0         (359,459)
   Proceeds from Sale of Real Estate                  298,342          644,852
   Payments Received on Note Receivable             1,003,000                0
                                                   -----------      -----------
        Net Cash Provided By
        Investing Activities                        1,301,342          285,393
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  202,008            5,274
   Distributions to Partners                         (470,950)        (255,683)
                                                   -----------      -----------
        Net Cash Used For
        Financing Activities                         (268,942)        (250,409)
                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           1,300,027          398,459

CASH AND CASH EQUIVALENTS, beginning of period        884,120          609,623
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period          $ 2,184,147      $ 1,008,082
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property    $ 1,003,000      $         0
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995   $  (12,182)  $ 5,140,104  $ 5,127,922    7,363.55

  Distributions                  (2,557)     (253,126)    (255,683)

  Net Income                      4,247       420,381      424,628
                              ----------   -----------  -----------  ----------
BALANCE, June 30, 1996       $  (10,492)  $ 5,307,359  $ 5,296,867    7,363.55
                              ==========   ===========  ===========  ==========


BALANCE, December 31, 1996   $  (12,195)  $ 5,138,732  $ 5,126,537    7,353.55

  Distributions                  (4,710)     (466,240)    (470,950)

  Net Income                      8,504       841,912      850,416
                              ----------   -----------  -----------  ----------
BALANCE, June 30, 1997       $   (8,401)  $ 5,514,404  $ 5,506,003    7,353.55
                              ==========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     On January 24, 1997, the Partnership sold the Children's World daycare center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of $1,301,342, which resulted in a net gain of $655,641. At the time of sale, the cost and related accumulated depreciation of the property was $963,717 and $318,016, respectively. As part of the sale proceeds, the Partnership received a Promissory Note for $1,003,000. The Note bears interest at a 10% rate. On April 23, 1997, the Partnership received the principal balance and outstanding accrued interest on the Note. Investment income earned on the Note was $24,456.

     In June, 1997 and September, 1996, the Partnership distributed $202,020 and $127,273 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 and $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in additional property.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of June 30, 1997 and December 31, 1996, the Partnership has recognized $46,440 and $38,700, respectively, of this payment as income. At June 30, 1997, the remaining deferred income of $13,924 was prepaid rent related to certain other Partnership properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $263,379 and $355,245, respectively. During the same periods, the Partnership earned investment income of $64,961 and $18,879, respectively. In 1997, rental income decreased as a result of the sale of the Super 8 motel and the Children's World daycare center properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        During the first six months of 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $53,525 and $50,157, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,738 and $11,650, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $1,300,027 mainly as a result of the sale of the Children's World property, discussed below. Net cash provided by operating activities decreased from $363,475 in 1996 to $267,627 in 1997 mainly as a result of a decrease in income, as a result of property sales, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the six months ended June30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,301,342 and $644,852, respectively. During the same periods, the Partnership expended $0 and $359,459, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        On January 24, 1997, the Partnership sold the Children's World daycare center in Moreno Valley, California, to an unrelated third party. The Partnership recognized net sale proceeds of $1,301,342, which resulted in a net gain of $655,641. At the time of sale, the cost and related accumulated depreciation of the property was $963,717 and $318,016, respectively. As part of the sale proceeds, the Partnership
received  a  Promissory  Note  for $1,003,000.   The  Note  bears
interest at a 10% rate. On April 23, 1997, the Partnership received the principal balance and outstanding accrued interest on the Note. Investment income earned on the Note was $24,456.

        In June, 1997 and September, 1996, the Partnership distributed $202,020 and $127,273 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 and $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in additional property.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1996, the Partnership's distribution rate was increased from 7.0% to 7.5%. In June, 1997, the
Partnership distributed net sale proceeds of $202,020 to the Partners as part of their regular quarterly distribution. As a result, distributions during the first six months of 1997 were higher than in 1996.

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

ITEM 5. OTHER INFORMATION

        None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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