Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1997-11-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                           (Unaudited)

                             ASSETS

                                                    1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,965,750      $   884,120
  Receivables                                             0            9,945
                                                 -----------      -----------
      Total Current Assets                        1,965,750          894,065
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,569,352        1,757,210
  Buildings and Equipment                         3,330,499        4,106,357
  Accumulated Depreciation                       (1,090,252)      (1,312,489)
                                                 -----------      -----------
      Net Investments in Real Estate              3,809,599        4,551,078
                                                 -----------      -----------
          Total Assets                          $ 5,775,349      $ 5,445,143
                                                 ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     4,618      $    26,679
  Distributions Payable                             116,621          120,350
  Deferred Income                                    37,035           15,480
                                                 -----------      -----------
      Total Current Liabilities                     158,274          162,509
                                                 -----------      -----------

DEFERRED INCOME - Net Of Current Portion            144,487          156,097

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (8,735)         (12,195)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,354 Units outstanding                        5,481,323        5,138,732
                                                 -----------      -----------
    Total Partners' Capital                       5,472,588        5,126,537
                                                 -----------      -----------
       Total Liabilities and Partners' Capital  $ 5,775,349      $ 5,445,143
                                                 ===========      ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended       Nine Months Ended
                               9/30/97         9/30/96    9/30/97       9/30/96

INCOME:
 Rent                       $  127,757      $  166,028  $  391,136  $  521,273
 Investment Income              26,530          12,573      91,491      31,452
                             ----------      ----------  ----------  ----------
        Total Income           154,287         178,601     482,627     552,725
                             ----------      ----------  ----------  ----------

EXPENSES:
 Partnership Administration -
  Affiliates                    25,530          26,991      79,055      77,148
 Partnership Administration
  and Property Management -
  Unrelated Parties              2,392           3,277      16,130      14,927
 Depreciation                   29,476          41,705      95,778     127,505
                             ----------      ----------  ----------  ----------
        Total Expenses          57,398          71,973     190,963     219,580
                             ----------      ----------  ----------  ----------

OPERATING INCOME                96,889         106,628     291,664     333,145

GAIN ON SALE OF REAL ESTATE          0               0     655,641     198,111
                             ----------      ----------  ----------  ----------

NET INCOME                  $   96,889      $  106,628  $  947,305  $  531,256
                             ==========      ==========  ==========  ==========

NET INCOME ALLOCATED:
 General Partners           $      969      $    1,066  $    9,473  $    5,313
 Limited Partners               95,920         105,562     937,832     525,943
                             ----------      ----------  ----------  ----------
                            $   96,889      $  106,628  $  947,305  $  531,256
                             ==========      ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,354 and 7,364 weighted average
  Units outstanding in 1997 and 1996,
  respectively)             $    13.05      $    14.33  $  127.53   $    71.42
                             ==========      ==========  =========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   947,305        $   531,256

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    95,778            127,505
     Gain on Sale of Real Estate                   (655,641)          (198,111)
     Decrease in Receivables                          9,945             32,473
     Decrease in Payable to
        AEI Fund Management, Inc.                   (22,061)            (3,854)
     Increase in Deferred Income                      9,945             23,119
                                                 -----------        -----------
        Total Adjustments                          (562,034)           (18,868)
                                                 -----------        -----------
        Net Cash Provided By
        Operating Activities                        385,271            512,388
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             0           (359,459)
   Proceeds from Sale of Real Estate                298,342            644,852
   Payments Received on Note Receivable           1,003,000                  0
                                                 -----------        -----------
        Net Cash Provided By
        Investing Activities                      1,301,342            285,393
                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (3,729)           132,531
   Distributions to Partners                       (601,254)          (510,796)
                                                 -----------        -----------
        Net Cash Used For
        Financing Activities                       (604,983)          (378,265)
                                                 -----------        -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           1,081,630            419,516

CASH AND CASH EQUIVALENTS, beginning of period      884,120            609,623
                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, end of period        $ 1,965,750        $ 1,029,139
                                                 ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property  $ 1,003,000        $         0
                                                 ===========        ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                                General      Limited                    Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (12,182)  $5,140,104   $5,127,922    7,363.55

  Distributions                  (5,108)    (505,688)    (510,796)

  Net Income                      5,313      525,943      531,256
                               ----------  ----------   ----------  ----------
BALANCE, September 30, 1996   $ (11,977)  $5,160,359   $5,148,382    7,363.55
                               ==========  ==========   ==========  ==========


BALANCE, December 31, 1996    $ (12,195)  $5,138,732   $5,126,537    7,353.55

  Distributions                  (6,013)    (595,241)    (601,254)

  Net Income                      9,473      937,832      947,305
                               ----------  ----------   ----------  ----------
BALANCE, September 30, 1997   $  (8,735)  $5,481,323   $5,472,588    7,353.55
                               ==========  ==========   ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of September 30, 1997 and December 31, 1996, the Partnership has recognized $50,310 and $38,700, respectively, of this payment as income. At September 30, 1997, the remaining deferred income of $21,555 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $391,136 and $521,273, respectively. During the same periods, the Partnership earned investment income of $91,491 and $31,452, respectively. In 1997, rental income decreased as a result of the sale of the Super 8 motel and the Children's World daycare center properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        During the first nine months of 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $79,055 and $77,148, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,130 and $14,927, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $1,081,630 mainly as a result of the sale of the Children's World property, discussed below. Net cash provided by operating activities decreased from $512,388 in 1996 to $385,271 in 1997 mainly as a result of a decrease in income, as a result of property sales, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the nine months ended September30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,301,342 and $644,852, respectively. During the same periods, the Partnership expended $0 and $359,459, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1996, the Partnership's distribution rate was increased from 7.0% to 7.5%. As a result of this and the larger distribution of net sale proceeds in 1997, distributions during the first nine months of 1997 were higher than in 1996.

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

        On October 1, 1997, two Limited Partner redeemed a total of 17 Partnership Units for $8,618 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of nineteen Limited partners redeemed 146.5 Partnership Units for $106,842. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

ITEM 5. OTHER INFORMATION

        None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

           27    Financial Data Schedule  for  period
                 ended September 30, 1997.

        b.       Reports filed on Form  8-K  -
                 None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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