Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1998-03-25
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

                       Yes   [X]         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1997 were $654,236.

As of February 28, 1998, there were 7,333.55 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,333,550.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. Prior to commending the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 44.9042% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building.

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas for $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625.

        On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee for $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

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

        On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $510,635. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $67,523 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

Major Tenants

        During 1997, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                                 Total Property           Annual
                       Purchase   Acquisition             Lease     Annual Rent
Property                  Date       Costs      Lessee    Payment   Per Sq. Ft.

Children's World                         Children's World
Daycare Center                              Learning
 Franconia Hills, VA  3/24/87  $ 962,069  Centers, Inc.     $ 142,847  $ 28.85

JEMCARE
 Haltom City, TX       4/3/87  $ 417,213  JEMCARE, Inc.     $  27,822  $  6.62

Arby's Restaurant                               RTM
 Marshall, MI         7/30/87  $ 586,425  Mid-America, Inc. $  24,000  $  7.75

Zapata's Cantina & Cafe
 Waco, TX
 (44.9042%)          12/16/87  $ 548,010         <F1>

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property              Annual     Annual
                     Purchase   Acquisition                Lease      Rent Per
Property               Date       Costs      Lessee        Payment    Sq. Ft.

Fuddruckers Restaurant
 St. Louis, MO
 (60%)               3/25/88  $1,138,296  Fuddruckers, Inc. $ 138,246  $ 26.40

                                            Huntington
Denny's Restaurant                          Restaurants
 Greenville, TX      1/10/96  $1,028,432    Group, Inc.     $ 115,812  $ 23.50

Tractor Supply
 Company Store
 Maryville, TN                             Tractor Supply
 (20%)               2/14/96  $  219,405      Company       $  22,575  $  5.93

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                              Timber Lodge
 (30.794%)          11/18/97  $  510,635  Steakhouse, Inc.  $  51,537  $ 23.97

Champps
 Americana Restaurant
 Troy, MI
 (land only) <F2>                              Champps
 (26.05%)           12/23/97  $  393,620  Entertainment,Inc.$ 27,553   $   .96

<F1>  The property is vacant and listed for sale or lease.
<F2>  Restaurant is under construction as of December 31, 1997.

        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Zapata's Cantina & Cafe restaurant and the Fuddruckers restaurant. AEI Real Estate Fund 85-A Limited Partnership owns the remaining interest in the Tractor Supply Company store. AEI Real Estate Fund XVII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership own the remaining interests in the Timber Lodge Steakhouse restaurant. AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership own the remaining interests in the Champps Americana restaurant.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), and the Arby's (15 years). Several of the Leases contains renewal options which may extend the Lease term an additional 9 to 15 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The Partnership acquired lease guarantee insurance from United Guaranty Commercial Insurance Company of Iowa for the Lease on the daycare center in Haltom City, Texas. The policy insured approximately 80% of the annual rental payments for a period of ten years. The rent guarantee began thirty days after the occurrence of all the following: (1) the lessee was at least thirty days in default in the payment of rent; (2) the lessee was removed from the property; (3) the property was listed for rent with a real estate broker and "For Rent" signs were posted on the property; and (4) certain other minor conditions. Once these conditions were satisfied, the Partnership received lease insurance payments until either the property was re-leased or the policy expired. On August 31, 1996, the daycare center policy expired.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1992, all properties were 100 percent occupied by the lessees noted, with the exception of the Zapata's Cantina & Cafe, which was 100 percent occupied until January, 1993. The property was re-leased and 100% occupied from June, 1995 to December, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 660 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS. (Continued)

        During 1997, two Limited Partners redeemed a total of 17 Partnership Units for $8,618 in accordance with the Partnership Agreement. In prior years, a total of nineteen Limited Partners redeemed 146.5 Partnership Units for $106,842. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

        Cash distributions of $7,403 and $6,510 were made to the General Partners and $724,242 and $638,814 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $200,000 and $126,000 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $540,414 and $692,432, respectively. During the same periods, the Partnership earned investment income of $113,822 and $42,480, respectively. In 1997, rental income decreased as a result of the sale of the Super 8 motel and the Children's World daycare center discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        The Partnership owns a 44.9042% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $103,929 and $97,897, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,853 and $16,274, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       As of December 3l, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $55,849 mainly as a result of cash generated from the sale of the Children's World property, which was partially offset by the reinvestment of proceeds in two additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $628,957 in 1996 to $517,224 in 1997 mainly as a result of a decrease in income and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $1,301,342 and $644,852, respectively. During the same periods, the Partnership expended $1,018,775 and $359,459, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

        On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas for $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625.

        On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee for $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575. The remaining interest in the property was purchased by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

       During 1997 and 1996, the Partnership distributed $202,020 and $127,273 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $27.20 and $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in additional property.

        On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $510,635. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $67,523 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1996, the Partnership's distribution rate was increased from 7.0% to 7.5%. As a result of this and the larger distribution of net sale proceeds in 1997, distributions during 1997 were higher than in 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        During 1997, two Limited Partners redeemed a total of 17 Partnership Units for $8,618 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of nineteen Limited Partners redeemed 146.5 Partnership Units for $106,842. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                    Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   939,969    $   884,120
  Receivables                                          15,446          9,945
                                                   -----------    -----------
      Total Current Assets                            955,415        894,065
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,036,860      1,757,210
  Buildings and Equipment                           3,686,945      4,106,357
  Construction in Progress                             46,997              0
  Property Acquisition Costs                           67,523              0
  Accumulated Depreciation                         (1,120,795)    (1,312,489)
                                                   -----------    -----------
      Net Investments in Real Estate                4,717,530      4,551,078
                                                   -----------    -----------
          Total Assets                            $ 5,672,945    $ 5,445,143
                                                   ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    32,430    $    26,679
  Distributions Payable                               116,671        120,350
  Deferred Income                                      15,480         15,480
                                                   -----------    -----------
      Total Current Liabilities                       164,581        162,509
                                                   -----------    -----------

DEFERRED INCOME - Net Of Current Portion              140,617        156,097

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (9,783)       (12,195)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 and 7,354 outstanding in 1997
   and 1996, respectively                           5,377,530      5,138,732
                                                   -----------    -----------
     Total Partners' Capital                        5,367,747      5,126,537
                                                   -----------    -----------
       Total Liabilities and Partners' Capital    $ 5,672,945    $ 5,445,143
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                       1997           1996

INCOME:
  Rent                                            $   540,414    $   692,432
  Investment Income                                   113,822         42,480
                                                   -----------    -----------
      Total Income                                    654,236        734,912
                                                   -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates             103,929         97,897
  Partnership Administration and Property
     Management - Unrelated Parties                    17,853         16,274
  Depreciation                                        126,322        169,210
  Real Estate Impairment                               80,300              0
                                                   -----------    -----------
      Total Expenses                                  328,404        283,381
                                                   -----------    -----------

OPERATING INCOME                                      325,832        451,531

GAIN ON SALE OF REAL ESTATE                           655,641        198,111
                                                   -----------    -----------
NET INCOME                                        $   981,473    $   649,642
                                                   ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                $     9,815    $     6,497
  Limited Partners                                    971,658        643,145
                                                   -----------    -----------
                                                  $   981,473    $   649,642
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,349 and 7,361 weighted average Units outstanding
 in 1997 and 1996, respectively)                  $    132.22    $     87.37
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $   981,473  $   649,642

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       126,322      169,210
     Real Estate Impairment                              80,300            0
     Gain on Sale of Real Estate                       (655,641)    (198,111)
     (Increase) Decrease in Receivables                  (5,501)      26,467
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                        5,751       (2,771)
     Decrease in Deferred Income                        (15,480)     (15,480)
                                                     -----------  -----------
       Total Adjustments                               (464,249)     (20,685)
                                                     -----------  -----------
       Net Cash Provided By
           Operating Activities                         517,224      628,957
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (1,018,775)    (359,459)
  Proceeds from Sale of Real Estate                     298,342      644,852
  Payments Received on Note Receivable                1,003,000            0
                                                     -----------  -----------
       Net Cash Provided By
          Investing Activities                          282,567      285,393
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable           (3,679)      11,174
  Distributions to Partners                            (731,558)    (645,267)
  Redemption Payments                                    (8,705)      (5,760)
                                                     -----------  -----------
       Net Cash Used For
          Financing Activities                         (743,942)    (639,853)
                                                     -----------  -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                  55,849      274,497

CASH AND CASH EQUIVALENTS, beginning of period          884,120      609,623
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $   939,969  $   884,120
                                                     ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

   Note Receivable Acquired in Sale of Property     $ 1,003,000  $         0
                                                     ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995  $ (12,182)  $ 5,140,104  $ 5,127,922    7,363.55

  Distributions                (6,453)     (638,814)    (645,267)

  Redemption Payments             (57)       (5,703)      (5,760)     (10.00)

  Net Income                    6,497       643,145      649,642
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1996    (12,195)    5,138,732    5,126,537    7,353.55

  Distributions                (7,316)     (724,242)    (731,558)

  Redemption Payments             (87)       (8,618)      (8,705)     (17.00)

  Net Income                    9,815       971,658      981,473
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1997  $  (9,783)  $ 5,377,530  $ 5,367,747    7,336.55
                             =========   ===========  ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

     The terms of the Partnership offering called for a subscription price of $1,000 per limited partnership unit, payable on acceptance of the offer. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. On December 30, 1986, the Partnership's offering terminated when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  Related Party Transactions -

     The Partnership owns a 44.9042% interest in the restaurant in Waco, Texas and a 60% interest in the Fuddruckers restaurant. In addition, the Partnership owned a 50%
     interest in a Super 8 motel. The remaining interests in these properties are or were owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 20% interest in the Tractor Supply Company store. The remaining interest in this property is owned by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership. The Partnership owns a 30.794% interest in the Timber Lodge Steakhouse. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership. The Partnership owns a 26.05% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI and AFM received the following compensation and reimbursements for costs and expenses from the Partnership:
                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                      1997            1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $  103,929      $   97,897
                                                   ==========      ==========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                           $   17,853      $   16,274
                                                   ==========      ==========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $6,927 and $29,768
  for 1997 and 1996, respectively.                $   93,152      $  (16,996)
                                                   ==========      ==========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), and the Arby's (15 years). Several of the Leases have renewal options which may extend the lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The restaurant in Waco, Texas was constructed in 1980 and enlarged in 1982 and 1983. The JEMCARE Learning Center was constructed in 1986. The Children's World Daycare Center and the Fuddruckers restaurant were newly-constructed in 1987. The Partnership acquired all of these properties during 1987 and 1988. The Denny's restaurant and Tractor Supply Company store were newly-constructed in 1995 and acquired in 1996. The Timber Lodge Steakhouse was newly-constructed and acquired in 1997. The Champps Americana restaurant land was acquired in 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1997 are as follows:

                                       Buildings and             Accumulated
Property                       Land      Equipment      Total    Depreciation

Children's World,
 Franconia Hills, VA       $  165,952  $  796,117   $  962,069   $  323,840
JEMCARE Learning Center,
 Haltom City, TX              132,925     284,288      417,213      141,175
Arby's, Marshall, MI          120,499     465,926      586,425      201,883
Zapata's, Waco, TX            146,506     321,204      467,710      153,350
Fuddruckers, St. Louis, MO    593,703     544,593    1,138,296      239,054
Denny's, Greenville, TX       332,077     696,355    1,028,432       47,617
Tractor Supply Company,
 Maryville, TN                 40,267     179,138      219,405       12,143
Timber Lodge Steakhouse,
 St. Cloud, MN                111,311     399,324      510,635        1,733
Champps Americana, Troy, MI   393,620           0      393,620            0
                            ----------  ----------   ----------   ----------
                           $2,036,860  $3,686,945   $5,723,805   $1,120,795
                            ==========  ==========   ==========   ==========

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On January 10, 1996, the Partnership purchased a Denny's restaurant in Greenville, Texas for $1,028,432. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $113,625.

     On February 14, 1996, the Partnership purchased a 20% interest in a Tractor Supply Company store in Maryville, Tennessee for $219,405. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $22,575.

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

     During 1997 and 1996, the Partnership distributed $202,020 and $127,273 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 and $17.11 per Limited Partnership Unit, respectively. The majority of the remaining proceeds will be reinvested in additional property.

     On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $510,635. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $67,523 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The Partnership owns a 44.9042% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and is listed for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building.

     The minimum future rental on the Leases for years subsequent to December 31, 1997 are as follows:

                       1998          $   569,114
                       1999              572,768
                       2000              577,409
                       2001              550,836
                       2002              554,738
                       Thereafter      4,961,976
                                      -----------
                                     $ 7,786,841
                                      ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $14,697 and $18,925, respectively.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5   Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of December 31, 1997 and 1996, the
     Partnership has recognized $54,180 and $38,700, respectively, of this payment as income.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 1997          1996
      Tenants                    Industry

     Children's World
       Learning Centers, Inc.    Child Care    $  150,892    $  277,177
     Fuddruckers Inc.            Restaurant       153,726       153,727
     Huntington Restaurants
        Group, Inc.              Restaurant       115,630       110,876
                                                -----------   ----------

     Aggregate rent revenue of major tenants   $  420,248    $  541,780
                                                ===========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                78%          78%
                                                ===========   ==========

(7)  Partners' Capital -

     Cash distributions of $7,403 and $6,510 were made to the General Partners and $724,242 and $638,814 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $98.55 and $86.78 per Limited Partnership Unit outstanding using 7,349 and 7,361 weighted average Units in 1997 and 1996, respectively. The distributions represent $98.55 and $86.59 per Unit of Net Income and $-0- and $.19 per Unit of return of contributed capital in 1997 and 1996, respectively.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Partners' Capital - (Continued)

     As part of the Limited Partner distributions discussed above, the Partnership distributed $200,000 and $126,000 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1997, two Limited Partners redeemed a total of 17 Partnership Units for $8,618 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, one Limited Partner redeemed a total of 10 Partnership Units for $5,703. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $938.68 per original $1,000 invested.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1997           1996

     Net Income for Financial
      Reporting Purposes                        $   981,473   $   649,642

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                             17,656        43,688

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                            (15,480)      (15,480)

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                   80,300             0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes    (3,377)      (15,419)
                                                  ----------    ----------
           Taxable Income to Partners            $1,060,572    $  662,431
                                                  ==========    ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                      1997           1996
     Partners' Capital for
      Financial Reporting Purposes               $ 5,367,747     $ 5,126,537

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                             233,846         139,266

     Capitalized Start-Up Costs
      Under Section 195                              152,848         152,848

     Amortization of Start-Up and
      Organization Costs                            (165,254)       (165,254)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                             156,097         171,577

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes             1,067,225       1,067,225
                                                  -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes             $ 6,812,509     $ 6,492,199
                                                  ===========     ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      1997                     1996
                             Carrying      Fair       Carrying       Fair
                             Amount        Value      Amount         Value

     Cash                  $      205     $     205   $      257  $      257
     Money Market Funds       939,764       939,764      888,863     888,863
                            ---------      ---------   ---------   ---------
       Total Cash and
         Cash Equivalents  $  939,969     $ 939,969   $  884,120  $  884,120
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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                            Number of        Percent
   of Beneficial Owner                           Units Held       of Class

   AEI Fund Management 86-A, Inc.                       3            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                    0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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


ITEM 13.    EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
            (Continued)

            A.   Exhibits -
                                  Description

                 10.2  Purchase Agreement  dated
                       December    30,    1996    between     the
                       Partnership,  AEI  Real  Estate  Fund   XV
                       Limited  Partnership  and  Joseph  Schoepp
                       and   Juliann  Schoepp  relating  to   the
                       property at 24693 Ironwood Avenue,  Moreno
                       Valley,   California   (incorporated    by
                       reference to Exhibit 10.1 on Form 8-K filed with the Commission on February 3,
                       1997).

                 10.3  Secured  Purchase  Money
                       Promissory  Note  dated January  24,  1997
                       between  the Partnership, AEI Real  Estate
                       Fund  XV  Limited Partnership  and  Joseph
                       Schoepp and Juliann Schoepp relating to the property at 24693 Ironwood Avenue, Moreno Valley, California (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the Commission on February 3,
                       1997).

                 10.4  Assignment of Lease dated
                       January  24, 1997 between the Partnership,
                       AEI    Real   Estate   Fund   XV   Limited
                       Partnership   and   Joseph   Schoepp   and
                       Juliann Schoepp relating to the property at 24693 Ironwood Avenue, Moreno Valley, California (incorporated by reference to
                       Exhibit 10.3 on Form 8-K filed with the Commission on February 3, 1997).

                 10.5  Deed   of  Trust   With
                       Assignment  of  Rents  dated  January  24,
                       1997  between  the Partnership,  AEI  Real
                       Estate  Fund  XV  Limited Partnership  and
                       Joseph   Schoepp   and   Juliann   Schoepp
                       relating   to   the  property   at   24693
                       Ironwood     Avenue,    Moreno     Valley,
                       California  (incorporated by reference  to
                       Exhibit 10.4 on Form 8-K filed with the Commission on February 3, 1997).

                 10.6  Assignment  of  Sale  and
                       Leaseback   Financing   Commitment   dated
                       November  17, 1997 between the Partnership
                       and AEI Fund Management, Inc. relating  to
                       the  sale and leaseback of a Timber  Lodge
                       Steakhouse   restaurant  at  3590   Second
                       Street South, St. Cloud, Minnesota.

                 10.7  Net Lease Agreement dated
                       November    18,    1997    between     the
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited   Partnership,  AEI  Institutional
                       Net  Lease  Fund  '93 Limited  Partnership
                       and    Timber   Lodge   Steakhouse,   Inc.
                       relating  to  the property at 3590  Second
                       Street South, St. Cloud, Minnesota.


ITEM 13.    EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
            (Continued)

            A.   Exhibits -
                               Description

                10.8   Development   Financing
                       Agreement dated December 23, 1997  between
                       the  Partnership, AEI Net Lease  Income  &
                       Growth  Fund XIX Limited Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited     Partnership    and     Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan.

               10.9    Net Lease  Agreement
                       dated   December  23,  1997  between   the
                       Partnership,  AEI  Net  Lease   Income   &
                       Growth  Fund XIX Limited Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited     Partnership    and     Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan.

                 27    Financial  Data  Schedule
                       for year ended December 31, 1997.

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


                           AEI REAL ESTATE FUND XV
                           Limited Partnership
                           By: AEI Fund Management 86-A, Inc.
                               Its Managing General Partner


March 9, 1998              By: /s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                         Date


/s/ Robert P. Johnson  President (Principal Executive Officer)   March 9, 1998
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,  Treasurer      March 9, 1998
Mark E. Larson         and Chief Financial Officer
                       (Principal Accounting Officer)