Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1998-05-14
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   863,683     $   939,969
  Receivables                                           9,159          15,446
                                                   -----------     -----------
      Total Current Assets                            872,842         955,415
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,036,860       2,036,860
  Buildings and Equipment                           3,686,945       3,686,945
  Construction in Progress                            126,842          46,997
  Property Acquisition Costs                           54,313          67,523
  Accumulated Depreciation                         (1,151,156)     (1,120,795)
                                                   -----------     -----------
      Net Investments in Real Estate                4,753,804       4,717,530
                                                   -----------     -----------
          Total Assets                            $ 5,626,646     $ 5,672,945
                                                   ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    21,509     $    32,430
  Distributions Payable                               116,905         116,671
  Deferred Income                                      29,473          15,480
                                                   -----------     -----------
      Total Current Liabilities                       167,887         164,581
                                                   -----------     -----------

DEFERRED INCOME - Net Of Current Portion              136,747         140,617

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (10,241)         (9,783)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 Units outstanding                          5,332,253       5,377,530
                                                   -----------     -----------
    Total Partners' Capital                         5,322,012       5,367,747
                                                   -----------     -----------
      Total Liabilities and Partners' Capital     $ 5,626,646     $ 5,672,945
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998           1997

INCOME:
   Rent                                            $   142,256    $   135,621
   Investment Income                                    13,096         32,808
                                                    -----------    -----------
        Total Income                                   155,352        168,429
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              26,974         24,538
   Partnership Administration and Property
      Management - Unrelated Parties                    13,448          8,501
      Depreciation                                      30,361         35,669
                                                    -----------    -----------
        Total Expenses                                  70,783         68,708
                                                    -----------    -----------

OPERATING INCOME                                        84,569         99,721

GAIN ON SALE OF REAL ESTATE                                  0        655,641
                                                    -----------    -----------
NET INCOME                                         $    84,569    $   755,362
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $       845    $     7,553
   Limited Partners                                     83,724        747,809
                                                    -----------    -----------
                                                   $    84,569    $   755,362
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,337 and 7,354 weighted average Units
  outstanding in 1998 and 1997, respectively)      $     11.41    $    101.69
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $    84,569    $   755,362

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                        30,361         35,669
     Gain on Sale of Real Estate                              0       (655,641)
     Decrease in Receivables                              6,287          8,021
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                      (10,921)        52,494
     Increase in Deferred Income                         10,123          8,033
                                                     -----------    -----------
        Total Adjustments                                35,850       (551,424)
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            120,419        203,938
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (66,635)             0
   Proceeds from Sale of Real Estate                          0        298,342
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                            (66,635)       298,342
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        234              0
   Distributions to Partners                           (130,304)      (134,471)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (130,070)      (134,471)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (76,286)       367,809

CASH AND CASH EQUIVALENTS, beginning of period          939,969        884,120
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   863,683    $ 1,251,929
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property      $         0    $ 1,003,000
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (12,195)  $ 5,138,732  $ 5,126,537    7,353.55

  Distributions                 (1,345)     (133,126)    (134,471)

  Net Income                     7,553       747,809      755,362
                              ---------   -----------  -----------  ----------
BALANCE, March 31, 1997      $  (5,987)  $ 5,753,415  $ 5,747,428    7,353.55
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1997   $  (9,783)  $ 5,377,530  $ 5,367,747    7,336.55

  Distributions                 (1,303)     (129,001)    (130,304)

  Net Income                       845        83,724       84,569
                              ---------   -----------  -----------  ----------
BALANCE, March 31, 1998      $ (10,241)  $ 5,332,253  $ 5,322,012    7,336.55
                              =========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $126,842 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $54,313 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of March 31, 1998 and December31, 1997, the Partnership has recognized $58,050 and $54,180, respectively, of this payment as income. At March 31, 1998, the remaining deferred income of $13,993 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $142,256 and $135,621, respectively. During the same periods, the Partnership earned investment income of $13,096 and $32,808, respectively. In 1998, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $26,974 and $24,538, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,448 and $8,501, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances decreased $76,286 mainly as a result of the reinvestment of net sale proceeds in an additional property. Net cash provided by operating activities decreased from $203,938 in 1997 to $120,419 in 1998 mainly as a result of a decrease in income and an increase in expenses in 1997 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate of $298,342. During the three months ended March 31, 1998, the Partnership expended $66,535 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $126,842 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The
Partnership has incurred net costs of $54,313 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


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

        During 1997, two Limited Partners redeemed a total of 17 Partnership Units for $8,618 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of nineteen Limited Partners redeemed 146.5 Units for $106,842. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

ITEM 5.  OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                       Description

            27    Financial Data Schedule  for  period
                  ended March 31, 1998.

         b.  Reports filed on Form  8-K  -  None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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