Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1998-08-10
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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


                              INDEX




PART I. Financial Information

  Item 1. Balance Sheet as of June 30, 1998 and December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   511,032    $   939,969
  Receivables                                         22,250         15,446
                                                  -----------    -----------
      Total Current Assets                           533,282        955,415
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             2,036,860      2,036,860
  Buildings and Equipment                          3,686,945      3,686,945
  Construction in Progress                           454,224         46,997
  Property Acquisition Costs                          54,470         67,523
  Accumulated Depreciation                        (1,179,561)    (1,120,795)
                                                  -----------    -----------
      Net Investments in Real Estate               5,052,938      4,717,530
                                                  -----------    -----------
          Total Assets                           $ 5,586,220    $ 5,672,945
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    18,698    $    32,430
  Distributions Payable                              116,905        116,671
  Deferred Income                                     29,473         15,480
                                                  -----------    -----------
      Total Current Liabilities                      165,076        164,581
                                                  -----------    -----------

DEFERRED INCOME - Net Of Current Portion             132,876        140,617

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (10,578)        (9,783)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 Units outstanding                         5,298,846      5,377,530
                                                  -----------    -----------
      Total Partners' Capital                      5,288,268      5,367,747
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 5,586,220    $ 5,672,945
                                                  ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended        Six Months Ended
                                6/30/98      6/30/97      6/30/98     6/30/97

INCOME:
   Rent                       $ 144,442    $ 127,758    $ 286,698   $ 263,379
   Investment Income             14,286       32,153       27,382      64,961
                               ---------    ---------    ---------   ---------
        Total Income            158,728      159,911      314,080     328,340
                               ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                   26,896       28,987       53,870      53,525
   Partnership Administration
    and Property Management -
    Unrelated Parties             6,868        5,237       20,316      13,738
   Depreciation                  28,405       30,633       58,766      66,302
                               ---------    ---------    ---------   ---------
        Total Expenses           62,169       64,857      132,952     133,565
                               ---------    ---------    ---------   ---------

OPERATING INCOME                 96,559       95,054      181,128     194,775

GAIN ON SALE OF REAL ESTATE           0            0            0     655,641
                               ---------    ---------    ---------   ---------
NET INCOME                    $  96,559    $  95,054    $ 181,128   $ 850,416
                               =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $     966    $     951    $   1,811   $   8,504
   Limited Partners              95,593       94,103      179,317     841,912
                               ---------    ---------    ---------   ---------
                              $  96,559    $  95,054    $ 181,128   $ 850,416
                               =========    =========    =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,337 and 7,354 weighted average
  Units outstanding in 1998 and 1997,
  respectively)               $   13.03    $   12.79    $   24.44   $  114.48
                               =========    =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   181,128     $   850,416

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      58,766          66,302
     Gain on Sale of Real Estate                            0        (655,641)
     (Increase) Decrease in Receivables                (6,804)          9,945
     Decrease in Payable to
        AEI Fund Management, Inc.                     (13,732)         (9,579)
     Increase in Deferred Income                        6,252           6,184
                                                   -----------     -----------
        Total Adjustments                              44,482        (582,789)
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          225,610         267,627
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (394,174)              0
   Proceeds from Sale of Real Estate                        0         298,342
   Payments Received on Note Receivable                     0       1,003,000
                                                   -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (394,174)      1,301,342
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      234         202,008
   Distributions to Partners                         (260,607)       (470,950)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (260,373)       (268,942)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (428,937)      1,300,027

CASH AND CASH EQUIVALENTS, beginning of period        939,969         884,120
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $   511,032     $ 2,184,147
                                                   ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property    $         0     $ 1,003,000
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                               General      Limited                  Units
                               Partners     Partners    Total     Outstanding


BALANCE, December 31, 1996   $ (12,195)  $ 5,138,732  $ 5,126,537    7,353.55

  Distributions                 (4,710)     (466,240)    (470,950)

  Net Income                     8,504       841,912      850,416
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1997       $  (8,401)  $ 5,514,404  $ 5,506,003    7,353.55
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1997   $  (9,783)  $ 5,377,530  $ 5,367,747    7,336.55

  Distributions                 (2,606)     (258,001)    (260,607)

  Net Income                     1,811       179,317      181,128
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1998       $ (10,578)  $ 5,298,846  $ 5,288,268    7,336.55
                              =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

     In June, 1997, the Partnership distributed $202,020 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 per Limited Partnership Unit. The majority of the remaining proceeds will be reinvested in additional property.

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the
     Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $454,224 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.50%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $54,470 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of June 30, 1998 and December 31, 1997, the Partnership has recognized $61,920 and $54,180, respectively, of this payment as income. At June 30, 1998, the remaining deferred income of $13,993 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $286,698 and $263,379, respectively. During the same periods, the Partnership earned investment income of $27,382 and $64,961, respectively. In 1998, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in rental income from the property in Waco, Texas and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

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

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $53,870 and $53,525, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,316 and $13,738, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in expenses in 1998, when compared to 1997, is mainly due to expenses incurred in 1998 related to the Waco property.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances decreased $428,937 mainly as a result of the reinvestment of net sale proceeds in an additional property. Net cash provided by operating activities decreased from $267,627 in 1997 to $225,610 in 1998 mainly as a result of a decrease in income and an increase in expenses in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1997, the Partnership generated cash flow from the sale of real estate of $1,301,342. During the six months ended June 30, 1998, the Partnership expended $394,174 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

       In June, 1997, the Partnership distributed $202,020 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 per Limited Partnership Unit. The majority of the remaining proceeds will be reinvested in additional property.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $454,224 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20,
1998,   the   interest  rate  was  increased  to   10.50%.    The
Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The Partnership has incurred net costs of $54,470 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In June, 1997, the Partnership distributed net sale proceeds of $202,020 to the Partners as part of their regular quarterly distribution. As a result, distributions during the first six months of 1997 were higher than in 1998.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                          Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 3, 1998        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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