Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1998-11-10
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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

                         (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and December 31, 1997

         Statements for the Periods ended September 30, 1998 and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   125,074    $   939,969
  Receivables                                               0         15,446
                                                   -----------    -----------
      Total Current Assets                            125,074        955,415
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,073,048      2,036,860
  Buildings and Equipment                           4,587,402      3,686,945
  Construction in Progress                                  0         46,997
  Property Acquisition Costs                                0         67,523
  Accumulated Depreciation                         (1,210,571)    (1,120,795)
                                                   -----------    -----------
      Net Investments in Real Estate                5,449,879      4,717,530
                                                   -----------    -----------
          Total Assets                            $ 5,574,953    $ 5,672,945
                                                   ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    25,134    $    32,430
  Distributions Payable                               116,905        116,671
  Deferred Income                                      39,309         15,480
                                                   -----------    -----------
      Total Current Liabilities                       181,348        164,581
                                                   -----------    -----------

DEFERRED INCOME - Net Of Current Portion              129,007        140,617

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (10,815)        (9,783)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 Units outstanding                          5,275,413      5,377,530
                                                   -----------    -----------
     Total Partners' Capital                        5,264,598      5,367,747
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 5,574,953    $ 5,672,945
                                                   ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                 9/30/98      9/30/97      9/30/98     9/30/97

INCOME:
 Rent                           $ 153,460   $ 127,757    $ 440,158   $ 391,136
 Investment Income                 15,113      26,530       42,495      91,491
                                 ---------   ---------    ---------   ---------
        Total Income              168,573     154,287      482,653     482,627
                                 ---------   ---------    ---------   ---------

EXPENSES:
 Partnership Administration -
  Affiliates                       24,917      25,530       78,787      79,055
 Partnership Administration
  and Property Management -
  Unrelated Parties                 6,012       2,392       26,328      16,130
 Depreciation                      31,010      29,476       89,776      95,778
                                 ---------   ---------    ---------   ---------
        Total Expenses             61,939      57,398      194,891     190,963
                                 ---------   ---------    ---------   ---------

OPERATING INCOME                  106,634      96,889      287,762     291,664

GAIN ON SALE OF REAL ESTATE             0           0            0     655,641
                                 ---------   ---------    ---------   ---------
NET INCOME                      $ 106,634   $  96,889    $ 287,762   $ 947,305
                                 =========   =========    =========   =========

NET INCOME ALLOCATED:
 General Partners               $   1,066   $     969    $   2,877   $   9,473
 Limited Partners                 105,568      95,920      284,885     937,832
                                 ---------   ---------    ---------   ---------
                                $ 106,634   $  96,889    $ 287,762   $ 947,305
                                 =========   =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,337 and 7,354 weighted average
  Units outstanding in 1998 and 1997,
  respectively)                 $   14.39   $  13.05     $   38.83   $  127.53
                                 =========   =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   287,762    $   947,305

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        89,776         95,778
     Gain on Sale of Real Estate                              0       (655,641)
     Decrease in Receivables                             15,446          9,945
     Decrease in Payable to
        AEI Fund Management, Inc.                        (7,296)       (22,061)
     Increase in Deferred Income                         12,219          9,945
                                                     -----------    -----------
        Total Adjustments                               110,145       (562,034)
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            397,907        385,271
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (822,125)             0
   Proceeds from Sale of Real Estate                          0        298,342
   Payments Received on Note Receivable                       0      1,003,000
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (822,125)     1,301,342
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             234         (3,729)
   Distributions to Partners                           (390,911)      (601,254)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (390,677)      (604,983)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (814,895)     1,081,630

CASH AND CASH EQUIVALENTS, beginning of period          939,969        884,120
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   125,074    $ 1,965,750
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property      $         0    $ 1,003,000
                                                     ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                               General     Limited                   Units
                               Partners    Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (12,195)  $ 5,138,732  $ 5,126,537    7,353.55

  Distributions                 (6,013)     (595,241)    (601,254)

  Net Income                     9,473       937,832      947,305
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1997  $  (8,735)  $ 5,481,323  $ 5,472,588    7,353.55
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1997   $  (9,783) $ 5,377,530   $ 5,367,747    7,336.55

  Distributions                 (3,909)    (387,002)     (390,911)

  Net Income                     2,877      284,885       287,762
                              ---------  -----------   -----------  ----------
BALANCE, September 30, 1998  $ (10,815) $ 5,275,413   $ 5,264,598    7,336.55
                              =========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method.
     As   of  September  30,  1998  and  December 31, 1997,  the
     Partnership has recognized $65,790 and $54,180, respectively, of this payment as income. At September 30, 1998, the remaining deferred income of $23,829 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $440,158 and $391,136, respectively. During the same periods, the Partnership earned investment income of $42,495 and $91,491, respectively. In 1998, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in rental income from the property in Waco, Texas and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $78,787 and $79,055, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,328 and $16,130, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in expenses in 1998, when compared to 1997, is mainly due to expenses incurred in 1998 related to the Waco property.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $814,895 mainly as a result of the reinvestment of net sale proceeds in an additional property. Net cash provided by operating activities increased from $385,271 in 1997 to $397,907 in 1998 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended SeptemberE30, 1997, the Partnership generated cash flow from the sale of real estate of $1,301,342. During the nine months ended September 30, 1998, the Partnership expended $822,125 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In June, 1997, the Partnership distributed net sale proceeds of $202,020 to the Partners as part of their regular quarterly distribution. As a result, distributions during the first nine months of 1997 were higher than in 1998.

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

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Units for $115,460. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

       27    Financial Data Schedule  for  period
             ended September 30, 1998.

       b.    Reports filed on Form  8-K  -
             During  the quarter ended September
             30, 1998, the Partnership filed  an
             8-K,   dated  September  15,  1998,
             reporting  the  acquisition  of   a
             Champps  Americana  restaurant   in
             Troy, Michigan.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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