Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1999-03-30
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

The Issuer's revenues for year ended December 31, 1998 were $682,468.

As of February 28, 1999, there were 7,322.55 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,322,550.

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

        Most of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $126,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $180,000 was recognized, which is the difference between the book value at December 31, 1998 of $306,000 and the estimated fair value of $126,000. The charge was recorded against the cost of the land and building.

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

Major Tenants

        During 1998, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 75% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998 .

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.
Children's World                                 ARAMARK
Daycare Center                                 Educational
 Franconia Hills, VA   3/24/87  $  962,069    Resources, Inc.   $  144,905   $ 29.27

JEMCARE Learning Center
 Haltom City, TX        4/3/87  $  417,213     JEMCARE, Inc.    $   28,657   $  6.82

Arby's Restaurant                                 RTM
 Marshall, MI          7/30/87  $  586,425   Mid-America, Inc.  $   24,000   $  7.75


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Zapata's Cantina & Cafe
 Waco, TX
 (44.9042%)         12/16/87    $  548,010          (1)

Fuddruckers Restaurant
 St. Louis, MO
 (60%)               3/25/88    $1,138,296   Fuddruckers, Inc.  $  138,246   $ 26.40

                                                Huntington
Denny's Restaurant                              Restaurants
 Greenville, TX      1/10/96    $1,028,432      Group, Inc.     $  118,042   $ 23.96

Tractor Supply
 Company Store
 Maryville, TN                                Tractor Supply
 (20%)               2/14/96    $  219,405     Company, Inc.    $   23,010   $  6.04

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                                  Timber Lodge
 (30.794%)          11/18/97    $  510,635    Steakhouse, Inc.  $   51,537   $ 23.97

Champps
 Americana Restaurant
 Troy, MI                                        Champps
 (26.05%)             9/3/98    $1,330,265  Entertainment, Inc. $  133,356   $ 46.16

(1) The property is vacant and listed for sale or lease.

        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership and/or unrelated third parties. The remaining interest in the Zapata's Cantina & Cafe restaurant and the Fuddruckers restaurant is owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interests in the Tractor Supply Company store are owned by AEI Real Estate Fund 85-A Limited Partnership and an unrelated third party. The remaining interests in the Timber Lodge Steakhouse restaurant are owned by AEI Real Estate Fund XVII Limited
Partnership,  AEI  Institutional  Net  Lease  Fund  '93   Limited
Partnership and an unrelated third party. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed  of."   The  real  estate  impairment  loss,  which  was
recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1993, all properties were 100 percent occupied by the lessees noted, with the exception of the Zapata's Cantina & Cafe, which was 100 percent occupied until January, 1993. The property was re-leased and 100% occupied from June, 1995 to December, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 660 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS. (Continued)

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Units for $115,460. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

        Cash distributions of $5,213 and $7,403 were made to the General Partners and $516,002 and $724,242 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $200,000 of proceeds from property sales in 1997. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $639,164 and $540,414, respectively. During the same periods, the Partnership earned investment income of $43,304 and $113,822, respectively. In 1998, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in rental income from the property in Waco, Texas and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

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

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $126,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $180,000 was recognized, which is the difference between the book value at December 31, 1998 of $306,000 and the estimated fair value of $126,000. The charge was recorded against the cost of the land and building.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $105,990 and $103,929, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,492 and $17,853, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in expenses in 1998, when compared to 1997, is mainly due to expenses incurred in 1998 related to the Waco property.

       As of December 3l, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $831,350 mainly as a result of the reinvestment of net sale proceeds in an additional property. Net cash provided by operating activities decreased from $517,224 in 1997 to $511,756 in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $-0- and $1,301,342, respectively. During the same periods, the Partnership expended $822,125 and $1,018,775, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        During 1997, the Partnership distributed $202,020 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $27.20 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional property.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In June, 1997, the Partnership distributed net sale proceeds of $202,020 to the Partners as part of their regular quarterly distribution. As a result, distributions during 1997 were higher than in 1998.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

    <BULLET>  Market  and economic conditions which  affect
              the value of the properties the Partnership owns and the cash from rental income such properties generate;

    <BULLET>  the federal income tax consequences of rental
              income, deductions, gain on sales and other items and the affects of these consequences for investors;

    <BULLET>  resolution  by  the  General   Partners   of
              conflicts with which they may be confronted;

    <BULLET>  the  success  of  the  General  Partners   of
              locating   properties   with  favorable   risk   return
              characteristics;

    <BULLET>  the effect of tenant defaults; and

    <BULLET>  the condition of the industries in which  the
              tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                              /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                  Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   108,619     $   939,969
  Receivables                                         29,698          15,446
                                                  -----------     -----------
      Total Current Assets                           138,317         955,415
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,986,854       2,036,860
  Buildings and Equipment                          4,493,596       3,686,945
  Construction in Progress                                 0          46,997
  Property Acquisition Costs                               0          67,523
  Accumulated Depreciation                        (1,246,791)     (1,120,795)
                                                  -----------     -----------
      Net Investments in Real Estate               5,233,659       4,717,530
                                                  -----------     -----------
          Total Assets                           $ 5,371,976     $ 5,672,945
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    28,932     $    32,430
  Distributions Payable                              116,905         116,671
  Deferred Income                                     15,480          15,480
                                                  -----------     -----------
      Total Current Liabilities                      161,317         164,581
                                                  -----------     -----------

DEFERRED INCOME - Net Of Current Portion             125,137         140,617

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (12,606)         (9,783)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 outstanding in 1998 and 1997              5,098,128       5,377,530
                                                  -----------     -----------
      Total Partners' Capital                      5,085,522       5,367,747
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $ 5,371,976     $ 5,672,945
                                                  ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                        1998           1997

INCOME:
  Rent                                             $   639,164    $   540,414
  Investment Income                                     43,304        113,822
                                                    -----------    -----------
      Total Income                                     682,468        654,236
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              105,990        103,929
  Partnership Administration and Property
     Management - Unrelated Parties                     31,492         17,853
  Depreciation                                         125,996        126,322
  Real Estate Impairment                               180,000         80,300
                                                    -----------    -----------
      Total Expenses                                   443,478        328,404
                                                    -----------    -----------

OPERATING  INCOME                                      238,990        325,832

GAIN ON SALE OF REAL ESTATE                                  0        655,641
                                                    -----------    -----------
NET INCOME                                         $   238,990    $   981,473
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $     2,390    $     9,815
  Limited Partners                                     236,600        971,658
                                                    -----------    -----------
                                                   $   238,990    $   981,473
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,337 and 7,349 weighted average Units outstanding
in 1998 and 1997, respectively)                    $     32.25    $    132.22
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $   238,990   $   981,473

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       125,996       126,322
     Real Estate Impairment                             180,000        80,300
     Gain on Sale of Real Estate                              0      (655,641)
     Decrease in Receivables                            (14,252)       (5,501)
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.                         (3,498)        5,751
     Decrease in Deferred Income                        (15,480)      (15,480)
                                                     -----------   -----------
       Total Adjustments                                272,766      (464,249)
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                         511,756       517,224
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (822,125)   (1,018,775)
  Proceeds from Sale of Real Estate                           0       298,342
  Payments Received on Note Receivable                        0     1,003,000
                                                     -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                         (822,125)      282,567
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable              234        (3,679)
  Distributions to Partners                            (521,215)     (731,558)
  Redemption Payments                                         0        (8,705)
                                                     -----------   -----------
       Net Cash Used For
          Financing Activities                         (520,981)     (743,942)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (831,350)       55,849

CASH AND CASH EQUIVALENTS, beginning of period          939,969       884,120
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   108,619   $   939,969
                                                     ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

   Note Receivable Acquired in Sale of Property     $         0   $ 1,003,000
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $  (12,195)  $ 5,138,732  $ 5,126,537    7,353.55

  Distributions                   (7,316)     (724,242)    (731,558)

  Redemption Payments                (87)       (8,618)      (8,705)     (17.00)

  Net Income                       9,815       971,658      981,473
                               ----------   -----------  -----------  ----------
BALANCE, December 31, 1997        (9,783)    5,377,530    5,367,747    7,336.55

  Distributions                   (5,213)     (516,002)    (521,215)

  Net Income                       2,390       236,600      238,990
                               ----------   -----------  -----------  ----------
BALANCE, December 31, 1998    $  (12,606)  $ 5,098,128  $ 5,085,522    7,336.55
                               ==========   ===========  ===========  ==========


 The accompanying notes to financial statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings, and equipment.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 44.9042% interest in the restaurant in Waco, Texas and a 60% interest in the Fuddruckers restaurant. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 20% interest in the Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 30.794% interest in the Timber Lodge Steakhouse. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership, and an unrelated third party. The Partnership owns a 26.05% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                    1998         1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 105,990    $ 103,929
                                                  ========    ========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                       1998         1997
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                             $  31,492     $  17,853
                                                     ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $42,126 and $6,927
  for 1998 and 1997, respectively.                  $ (32,464)    $  93,152
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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The restaurant in Waco, Texas was constructed in 1980 and enlarged in 1982 and 1983. The JEMCARE Learning Center was constructed in 1986. The Children's World Daycare Center and the Fuddruckers restaurant were newly-constructed in 1987. The Partnership acquired all of these properties during 1987 and 1988. The Denny's restaurant and Tractor Supply Company store were newly-constructed in 1995 and acquired in 1996. The Timber Lodge Steakhouse was newly-constructed and acquired in 1997. The Champps Americana restaurant was newly-constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1998 are as follows:

                                        Buildings and             Accumulated
Property                        Land      Equipment     Total     Depreciation

Children's World,
 Franconia Hills, VA        $  165,952  $  796,117   $  962,069   $  348,427
JEMCARE Learning Center,
 Haltom City, TX               132,925     284,288      417,213      148,610
Arby's, Marshall, MI           120,499     465,926      586,425      215,395
Zapata's, Waco, TX              60,312     227,398      287,710      161,760
Fuddruckers, St. Louis, MO     593,703     544,593    1,138,296      256,032
Denny's, Greenville, TX        332,077     696,355    1,028,432       71,932
Tractor Supply Company,
 Maryville, TN                  40,267     179,138      219,405       18,619
Timber Lodge Steakhouse,
 St. Cloud, MN                 111,311     399,324      510,635       15,596
Champps Americana, Troy, MI    429,808     900,457    1,330,265       10,420
                             ----------  ----------   ----------   ----------
                            $1,986,854  $4,493,596   $6,480,450   $1,246,791
                             ==========  ==========   ==========   ==========

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

     During 1997, the Partnership distributed $202,020 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $27.20 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional property.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Waco property was approximately $314,400. In the fourth quarter of 1997, a charge to operations for real estate impairment of $80,300 was recognized, which is the difference between the book value at December 31, 1997 of $394,700 and the estimated fair value of $314,400. The charge was recorded against the cost of the land and building. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest declined to approximately $126,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $180,000 was recognized, which is the difference between the book value at December 31, 1998 of $306,000 and the estimated fair value of $126,000. The charge was recorded against the cost of the land and building.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The minimum future rental on the Leases for years subsequent to December 31, 1998 are as follows:

                       1999          $   680,629
                       2000              685,270
                       2001              658,697
                       2002              662,599
                       2003              666,577
                       Thereafter      6,002,149
                                      -----------
                                     $ 9,355,921
                                      ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $30,861 and $14,697, respectively.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the base rent from the current annual rent of $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of December 31, 1998 and 1997, the
     Partnership has recognized $69,660 and $54,180, respectively, of this payment as income.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1998           1997
      Tenants                     Industry

     Fuddruckers Inc.            Restaurant      $  153,727     $  153,726
     ARAMARK Educational
       Resources, Inc.           Child Care         144,562        150,892
     Huntington Restaurants
       Group, Inc.               Restaurant         117,856        115,630
     Champps Entertainment, Inc. Restaurant          65,027            N/A
                                                  ----------     ----------

     Aggregate rent revenue of major tenants     $  481,172     $  420,248
                                                  ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  75%            78%
                                                  ==========     ==========

(7)  Partners' Capital -

     Cash distributions of $5,213 and $7,403 were made to the General Partners and $516,002 and $724,242 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $70.33 and $98.55 per Limited Partnership Unit outstanding using 7,337 and 7,349 weighted average Units in 1998 and 1997, respectively. The distributions represent $32.25 and $98.55 per Unit of Net Income and $38.08 and $-0-per Unit of return of contributed capital in 1998 and 1997, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $200,000 of proceeds from
     property  sales  in  1997.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

     During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, two Limited Partners redeemed a total of 17 Partnership Units for $8,618. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1998           1997

     Net Income for Financial
      Reporting Purposes                         $  238,990     $  981,473

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                             (1,337)        17,656

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                            (15,480)       (15,480)

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                  180,000         80,300

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes         0         (3,377)
                                                  ----------     ----------
           Taxable Income to Partners            $  402,173     $1,060,572
                                                  ==========     ==========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                     1998          1997
     Partners' Capital for
      Financial Reporting Purposes               $5,085,522     $5,367,747

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                            412,509        233,846

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                            140,617        156,097

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes            1,054,819      1,054,819
                                                  ----------     ----------
           Partners' Capital for
              Tax Reporting Purposes             $6,693,467     $6,812,509
                                                  ==========     ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1998                    1997
                               Carrying       Fair      Carrying      Fair
                                Amount        Value      Amount       Value

     Cash                    $     250    $     250   $     205   $     205
     Money Market Funds        108,369      108,369     939,764     939,764
                              ---------    ---------   ---------   ---------
       Total Cash and
         Cash Equivalents    $ 108,619    $ 108,619   $ 939,969   $ 939,969
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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                         Number of        Percent
   of Beneficial Owner                       Units Held       of Class

   AEI Fund Management 86-A, Inc.                 3              *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                              0              0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                11              *
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


ITEM 13.   EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
           (Continued)

           A.   Exhibits -
                                   Description

                 10.2  Assignment  of  Sale  and
                       Leaseback   Financing   Commitment   dated
                       November  17, 1997 between the Partnership
                       and AEI Fund Management, Inc. relating  to
                       the  sale and leaseback of a Timber  Lodge
                       Steakhouse   restaurant  at  3590   Second
                       Street   South,   St.   Cloud,   Minnesota
                       (incorporated  by  reference  to   Exhibit
                       10.6   of  Form  10-KSB  filed  with   the
                       Commission on March 23, 1998).

                 10.3  Net Lease Agreement dated
                       November    18,    1997    between     the
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited   Partnership,  AEI  Institutional
                       Net  Lease  Fund  '93 Limited  Partnership
                       and    Timber   Lodge   Steakhouse,   Inc.
                       relating  to  the property at 3590  Second
                       Street   South,   St.   Cloud,   Minnesota
                       (incorporated  by  reference  to   Exhibit
                       10.7   of  Form  10-KSB  filed  with   the
                       Commission on March 23, 1998).

                 10.4  Development   Financing
                       Agreement dated December 23, 1997  between
                       the  Partnership, AEI Net Lease  Income  &
                       Growth  Fund XIX Limited Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited     Partnership    and     Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the Commission on March 23, 1998).

                 10.5  Net Lease Agreement dated
                       December    23,    1997    between     the
                       Partnership,  AEI  Net  Lease   Income   &
                       Growth  Fund XIX Limited Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited     Partnership    and     Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the Commission on March 23, 1998).

                 10.6  First  Amendment  to  Net
                       Lease  Agreement dated September  3,  1998
                       between  the  Partnership, AEI  Net  Lease
                       Income   &   Growth   Fund   XIX   Limited
                       Partnership,  AEI Real Estate  Fund  XVIII
                       Limited Partnership, AEI Real Estate  Fund
                       XVII   Limited  Partnership  and   Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on September 15, 1998).

                 27    Financial  Data  Schedule
                       for year ended December 31, 1998.

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


                          AEI REAL ESTATE FUND XV
                          Limited Partnership
                          By: AEI Fund Management 86-A, Inc.
                              Its Managing General Partner


March 12, 1999            By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive  Vice  President, Treasurer    March 12, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)