Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1999-05-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                     Yes             No   [X]




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                         1999         1998
CURRENT ASSETS:
  Cash and Cash Equivalents                         $   134,309   $   108,619
  Receivables                                            11,019        29,698
                                                     -----------   -----------
      Total Current Assets                              145,328       138,317
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                1,986,854     1,986,854
  Buildings and Equipment                             4,493,596     4,493,596
  Accumulated Depreciation                           (1,281,774)   (1,246,791)
                                                     -----------   -----------
      Net Investments in Real Estate                  5,198,676     5,233,659
                                                     -----------   -----------
          Total Assets                              $ 5,344,004   $ 5,371,976
                                                     ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    16,318   $    28,932
  Distributions Payable                                 117,134       116,905
  Deferred Income                                        39,730        15,480
                                                     -----------   -----------
      Total Current Liabilities                         173,182       161,317
                                                     -----------   -----------

DEFERRED INCOME - Net Of Current Portion                121,267       125,137

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (12,966)      (12,606)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 outstanding                                  5,062,521     5,098,128
                                                     -----------   -----------
      Total Partners' Capital                         5,049,555     5,085,522
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $ 5,344,004   $ 5,371,976
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1999          1998

INCOME:
   Rent                                            $   170,651    $   142,256
   Investment Income                                       868         13,096
                                                    -----------    -----------
        Total Income                                   171,519        155,352
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              30,103         26,974
   Partnership Administration and Property
      Management - Unrelated Parties                    11,972         13,448
      Depreciation                                      34,983         30,361
                                                    -----------    -----------
        Total Expenses                                  77,058         70,783
                                                    -----------    -----------

NET INCOME                                         $    94,461    $    84,569
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $       945    $       845
   Limited Partners                                     93,516         83,724
                                                    -----------    -----------
                                                   $    94,461    $    84,569
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,337 weighted average Units outstanding
   in 1999 and 1998)                               $     12.75    $     11.41
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $    94,461   $    84,569

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                        34,983        30,361
     Decrease in Receivables                             18,679         6,287
     Decrease in Payable to
         AEI Fund Management, Inc.                      (12,614)      (10,921)
     Increase in Deferred Income                         20,380        10,123
                                                     -----------   -----------
        Total Adjustments                                61,428        35,850
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            155,889       120,419
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0       (66,635)
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                                  0       (66,635)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        229           234
   Distributions to Partners                           (130,428)     (130,304)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (130,199)     (130,070)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                25,690       (76,286)

CASH AND CASH EQUIVALENTS, beginning of period          108,619       939,969
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   134,309   $   863,683
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997  $  (9,783)   $5,377,530   $5,367,747     7,336.55

  Distributions                (1,303)     (129,001)    (130,304)

  Net Income                      845        83,724       84,569
                             ---------    ----------   ----------  -----------
BALANCE, March 31, 1998     $ (10,241)   $5,332,253   $5,322,012     7,336.55
                             =========    ==========   ==========  ===========


BALANCE, December 31, 1998  $ (12,606)   $5,098,128   $5,085,522     7,336.55

  Distributions                (1,305)     (129,123)    (130,428)

  Net Income                      945        93,516       94,461
                             ---------    ----------   ----------  -----------
BALANCE, March 31, 1999     $ (12,966)   $5,062,521   $5,049,555     7,336.55
                             =========    ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $130,000.

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $1,160,000.


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

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. The Partnership could receive additional rent in the future if 10% of gross receipts from the property exceed the base rent. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment will be recognized as income over the remainder of the Lease term, which expires January 31, 2008, using the straight line method. As of March 31, 1999 and December 31, 1998, the Partnership has recognized $73,530 and $69,660, respectively, of this payment as income. At March 31, 1999, the remaining deferred income of $24,250 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $170,651 and $142,256, respectively. During the same periods, the Partnership earned investment income of $868 and $13,096, respectively. In 1999, rental income increased as a result of the reinvestment of net sale proceeds in an additional property discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $130,000.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property. The sale is contingent upon the completion of the purchaser's due diligence. If the transaction is consummated, the Partnership will receive net sale proceeds of approximately $1,160,000.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $30,103 and $26,974, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,972 and $13,448, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $25,690 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $120,419 in 1998 to $155,889 in 1999 mainly as a result of an increase in income and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1998, the Partnership expended $66,635 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During 1999 and 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Units for $115,460. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                     Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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