Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1999-08-12
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1999 and December 31, 1998

          Statements for the Periods ended June 30, 1999 and 1998:

            Income                                     4

            Cash Flows                                 5

            Changes in Partners' Capital               6

          Notes to Financial Statements               7 - 10

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                   1999            1998
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,388,071     $   108,619
  Receivables                                        7,019          29,698
                                                -----------     -----------
      Total Current Assets                       1,395,090         138,317
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,332,838       1,986,854
  Buildings and Equipment                        3,721,605       4,493,596
  Property Acquisition Costs                        23,490               0
  Accumulated Depreciation                        (889,723)     (1,246,791)
                                                -----------     -----------
      Net Investments in Real Estate             4,188,210       5,233,659
                                                -----------     -----------
          Total Assets                         $ 5,583,300     $ 5,371,976
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    23,871     $    28,932
  Distributions Payable                            117,250         116,905
  Deferred Income                                   11,981          15,480
                                                -----------     -----------
      Total Current Liabilities                    153,102         161,317
                                                -----------     -----------

DEFERRED INCOME - Net Of Current Portion                 0         125,137

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (9,159)        (12,606)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 outstanding                             5,439,357       5,098,128
                                                -----------     -----------
     Total Partners' Capital                     5,430,198       5,085,522
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 5,583,300     $ 5,371,976
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended        Six Months Ended
                               6/30/99       6/30/98    6/30/99       6/30/98

INCOME:
   Rent                      $ 297,901    $ 144,442    $ 468,552    $ 286,698
   Investment Income             3,922       14,286        4,790       27,382
                              ---------    ---------    ---------    ---------
        Total Income           301,823      158,728      473,342      314,080
                              ---------    ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                 29,573       26,896       59,676       53,870
   Partnership Administration
     and Property Management -
     Unrelated Parties           1,528        6,868       13,500       20,316
   Depreciation                 33,925       28,405       68,908       58,766
                              ---------    ---------    ---------    ---------
        Total Expenses          65,026       62,169      142,084      132,952
                              ---------    ---------    ---------    ---------

OPERATING INCOME               236,797       96,559      331,258      181,128

GAIN ON SALE OF REAL ESTATE    274,272            0      274,272            0
                              ---------    ---------    ---------    ---------
NET INCOME                   $ 511,069    $  96,559    $ 605,530    $ 181,128
                              =========    =========    =========    =========

NET INCOME ALLOCATED:
   General Partners          $   5,110    $     966    $   6,055    $   1,811
   Limited Partners            505,959       95,593      599,475      179,317
                              ---------    ---------    ---------    ---------
                             $ 511,069    $  96,559    $ 605,530    $ 181,128
                              =========    =========    =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,337 weighted average
  Units outstanding in 1999
  and 1998)                  $   68.96    $   13.03    $   81.71    $   24.44
                              =========    =========    =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   605,530    $   181,128

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       68,908         58,766
     Gain on Sale of Real Estate                      (274,272)             0
     (Increase) Decrease in Receivables                 22,679         (6,804)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,061)       (13,732)
     Increase  (Decrease) in Deferred Income          (128,636)         6,252
                                                    -----------    -----------
        Total Adjustments                             (316,382)        44,482
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           289,149        225,610
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (23,490)      (394,174)
   Proceeds from Sale of Real Estate                 1,274,303              0
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         1,250,813       (394,174)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       345            234
   Distributions to Partners                          (260,854)      (260,607)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (260,509)      (260,373)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              1,279,452       (428,937)

CASH AND CASH EQUIVALENTS, beginning of period         108,619        939,969
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,388,071    $   511,032
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997  $ (9,783)   $5,377,530    $5,367,747    7,336.55

  Distributions               (2,606)     (258,001)     (260,607)

  Net Income                   1,811       179,317       181,128
                             ---------   ----------    ----------  ----------
BALANCE, June 30, 1998      $(10,578)   $5,298,846    $5,288,268    7,336.55
                             =========   ==========    ==========  ==========


BALANCE, December 31, 1998  $(12,606)   $5,098,128    $5,085,522    7,336.55

  Distributions               (2,608)     (258,246)     (260,854)

  Net Income                   6,055       599,475       605,530
                             ---------   ----------    ----------  ----------
BALANCE, June 30, 1999      $(9,159)    $5,439,357    $5,430,198    7,336.55
                             =========   ==========    ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $24,248. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879 which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424 which resulted in a net gain of $270,044. At the time of sale, the cost and related accumulated depreciation was $1,138,297 and $262,917, respectively.

     On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for approximately $1,022,000. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162. The Partnership has incurred net costs of $23,490 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment was recognized as income over the Lease term, which was scheduled to expire January 31, 2008, using the straight line method. As of March 31, 1999 and December 31, 1998, the Partnership had recognized $73,530 and $69,660, respectively, of this payment as income. On June 16, 1999, the Partnership sold the Fuddruckers restaurant and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999. At June 30, 1999, deferred income of $11,981 was prepaid rent related to certain other Partnership properties.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $468,552 and $286,698, respectively. During the same periods, the Partnership earned investment income of $4,790 and $27,382, respectively. In 1999, rental income increased as a result of rental income received from the Champps Americana restaurant and deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional property.

        The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas, which was previously closed. In June 1995, the Partnership re-leased the restaurant to Tex-Mex Cocina of Waco, L.C. The Lease Agreement had a primary term of eighteen months with an annual rental payment of $24,248. The Partnership could also receive additional rent if gross receipts from the property exceeded certain specified amounts. In December, 1997, the lessee elected not to exercise the renewal option in the lease. The restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879 which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $59,676 and $53,870, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,500 and $20,316, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $1,279,452 mainly as a result of cash generated from the sale of two properties. Net cash provided by operating activities increased from $225,610 in 1998 to $289,149 in 1999 mainly as a result of an increase in income in 1999, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership generated cash flow from the sale of real estate of $1,274,303. During the six months ended June 30, 1999 and 1998, the Partnership expended $23,490 and $394,174, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.


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

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424 which resulted in a net gain of $270,044. At the time of sale, the cost and related accumulated depreciation was $1,138,297 and $262,917, respectively.

       In June, 1994, the Partnership received a lump sum payment of $210,277 as compensation for certain modifications made to the Fuddruckers' Lease. The lump sum payment was recognized as income over the Lease term using the straight line method. As a result of the sale, the Lease Agreement was terminated and the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999.

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for approximately $1,022,000. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                              Description

           10.1  Purchase Agreement dated  March  24,
                 1999  between  the Partnership,  AEI  Real
                 Estate  Fund  XVI Limited Partnership  and
                 Tom  Salome  relating to the  property  at
                 1812   North  Valley  Mills  Drive,  Waco,
                 Texas.

           10.2  Purchase Agreement dated February  4,
                 1999  between  the Partnership,  AEI  Real
                 Estate  Fund  XVI Limited Partnership  and
                 Elizabeth   Cockrum   relating   to    the
                 property  at  2175 Barrett  Station  Road,
                 St.   Louis,  Missouri  (incorporated   by
                 reference to Exhibit 10.1 of Form 8-K filed with the Commission on June 21,
                 1999).

           10.3  Amendment  to  Purchase   Agreement
                 dated    May   19,   1999   between    the
                 Partnership,  AEI  Real  Estate  Fund  XVI
                 Limited  Partnership and Elizabeth Cockrum
                 relating  to the property at 2175  Barrett
                 Station    Road,   St.   Louis,   Missouri
                 (incorporated  by  reference  to   Exhibit
                 10.2   of   Form   8-K  filed   with   the
                 Commission on June 21, 1999).

           10.4  Purchase  and  Sale  Agreement   and
                 Escrow  Instructions dated  May  20,  1999
                 between  AEI  Fund  Management,  Inc.  and
                 ARAMARK   Educational   Resources,    Inc.
                 relating  to  the property at 7236  Tylers
                 Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on July 26,
                 1999).


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

        a. Exhibits -
                              Description

           10.5  Second  Assignment of  Purchase  and
                 Sale  Agreement  and  Escrow  Instructions
                 dated   June   18,   1999   between    the
                 Partnership,  AEI  Fund  Management,  Inc.
                 and  ARAMARK  Educational Resources,  Inc.
                 relating  to  the property at 7236  Tylers
                 Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on July 26,
                 1999).

           10.6  Net  Lease Agreement dated July  14,
                 1999  between the Partnership and  ARAMARK
                 Educational Resources, Inc. relating to the property at 7236 Tylers Corner, West
                 Chester, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on July 26, 1999).

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form  8-K  -
                 During  the quarter ended June  30,
                 1999, the Partnership filed a  From
                 8-K  dated  June 21, 1999 reporting
                 the  disposition of the Fuddruckers
                 restaurant in St. Louis, Missouri.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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