Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 1999-11-12
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and  December 31, 1998

         Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999           1998
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   530,078    $   108,619
  Receivables                                          5,019         29,698
                                                  -----------    -----------
      Total Current Assets                           535,097        138,317
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,591,815      1,986,854
  Buildings and Equipment                          4,364,760      4,493,596
  Accumulated Depreciation                          (920,139)    (1,246,791)
                                                  -----------    -----------
      Net Investments in Real Estate               5,036,436      5,233,659
                                                  -----------    -----------
          Total Assets                           $ 5,571,533    $ 5,371,976
                                                  ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    25,094    $    28,932
  Distributions Payable                              117,250        116,905
  Deferred Income                                     20,033         15,480
                                                  -----------    -----------
      Total Current Liabilities                      162,377        161,317
                                                  -----------    -----------

DEFERRED INCOME - Net Of Current Portion                   0        125,137

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (9,370)       (12,606)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,337 outstanding                               5,418,526      5,098,128
                                                  -----------    -----------
      Total Partners' Capital                      5,409,156      5,085,522
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 5,571,533    $ 5,371,976
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                    9/30/99      9/30/98   9/30/99     9/30/98

INCOME:
 Rent                             $ 150,886   $ 153,460   $ 619,438  $ 440,158
 Investment Income                    6,956      15,113      11,746     42,495
                                   ---------   ---------   ---------  ---------
        Total Income                157,842     168,573     631,184    482,653
                                   ---------   ---------   ---------  ---------

EXPENSES:
 Partnership Administration -
   Affiliates                        27,159      24,917      86,835     78,787
 Partnership Administration
   and Property Management -
   Unrelated Parties                  3,123       6,012      16,623     26,328
 Depreciation                        35,025      31,010     103,933     89,776
                                   ---------   ---------   ---------  ---------
        Total Expenses               65,307      61,939     207,391    194,891
                                   ---------   ---------   ---------  ---------

OPERATING INCOME                     92,535     106,634     423,793    287,762

GAIN ON SALE OF REAL ESTATE          16,850           0     291,122          0
                                   ---------   ---------   ---------  ---------
NET INCOME                        $ 109,385   $ 106,634   $ 714,915  $ 287,762
                                   =========   =========   =========  =========

NET INCOME ALLOCATED:
 General Partners                 $   1,094   $   1,066   $   7,149  $   2,877
 Limited Partners                   108,291     105,568     707,766    284,885
                                   ---------   ---------   ---------  ---------
                                  $ 109,385   $ 106,634   $ 714,915  $ 287,762
                                   =========   =========   =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,337 weighted average Units
    outstanding in 1999 and 1998,
    respectively)                 $   14.76   $   14.39   $   96.47  $   38.83
                                   =========   =========   =========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                     $   714,915   $   287,762

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       103,933        89,776
     Gain on Sale of Real Estate                       (291,122)            0
     Decrease in Receivables                             24,679        15,446
     Decrease in Payable to
        AEI Fund Management, Inc.                        (3,838)       (7,296)
     Increase (Decrease)in Deferred Income             (120,584)       12,219
                                                     -----------   -----------
        Total Adjustments                              (286,932)      110,145
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            427,983       397,907
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (999,162)     (822,125)
   Proceeds from Sale of Real Estate                  1,383,574             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            384,412      (822,125)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        345           234
   Distributions to Partners                           (391,281)     (390,911)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (390,936)     (390,677)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 421,459      (814,895)

CASH AND CASH EQUIVALENTS, beginning of period          108,619       939,969
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   530,078   $   125,074
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997  $ (9,783)   $ 5,377,530   $ 5,367,747    7,336.55

  Distributions               (3,909)      (387,002)     (390,911)

  Net Income                   2,877        284,885       287,762
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1998 $(10,815)   $ 5,275,413   $ 5,264,598    7,336.55
                             ========    ===========   ===========  ==========


BALANCE, December 31, 1998  $(12,606)   $ 5,098,128   $ 5,085,522    7,336.55

  Distributions               (3,913)      (387,368)     (391,281)

  Net Income                   7,149        707,766       714,915
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1999 $ (9,370)   $ 5,418,526   $ 5,409,156    7,336.55
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,162. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

     On August 6, 1999, the Partnership sold 5.8515% of its interest in the Timber Lodge Steakhouse to an unrelated third party. The Partnership received net sale proceeds of $109,271 which resulted in a net gain of $16,850. At the time of sale, the cost and related accumulated depreciation of the interest sold was $97,031 and $4,610, respectively.

     In October, 1999, the Partnership sold an additional 17.2083% of its interest in the Timber Lodge Steakhouse in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately
     $320,000, which resulted in a net gain of approximately $50,000. The majority of the net sale proceeds will be reinvested in additional property in the future.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment was recognized as income over the Lease term, which was scheduled to expire January 31, 2008, using the straight line method. As of March 31, 1999 and December 31, 1998, the Partnership had recognized $73,530 and $69,660, respectively, of this payment as income. On June 16, 1999, the Partnership sold the Fuddruckers restaurant and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999. At September 30, 1999, deferred income of $20,033 was prepaid rent related to certain other Partnership properties.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $619,438 and $440,158, respectively. During the same periods, the Partnership earned investment income of $11,746 and $42,495, respectively. In 1999, rental income increased as a result of additional rent received from three property acquisitions in 1998 and 1999 and deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

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

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $86,835 and $78,787, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,623 and $26,328, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $421,459 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase an additional property. Net cash provided by operating activities increased from $397,907 in 1998 to $427,983 in 1999 mainly as a result of an increase in income in 1999, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999, the Partnership generated cash flow from the sale of real estate of $1,383,574. During the nine months ended September 30, 1999 and 1998, the Partnership expended $999,162 and $822,125, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.


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

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,162. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

        On August 6, 1999, the Partnership sold 5.8515% of its interest in the Timber Lodge Steakhouse in to an unrelated third party. The Partnership received net sale proceeds of $109,271 which resulted in a net gain of $16,850. At the time of sale, the cost and related accumulated depreciation of the interest sold was $97,031 and $4,610, respectively.

        In October, 1999, the Partnership sold an additional 17.2083% of its interest in the Timber Lodge Steakhouse in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $320,000, which resulted in a net gain of approximately $50,000. The majority of the net sale proceeds will be reinvested in additional property in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       On October 1, 1999, five Limited Partners redeemed a total of 21 Partnership Units for $9,179 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Partnership Units for $115,460. The redemptions increase the remaining Limited Partners ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         10.1  Purchase Agreement dated  March  24,
               1999  between  the Partnership,  AEI  Real
               Estate  Fund  XVI Limited Partnership  and
               Tom  Salome  relating to the  property  at
               1812   North  Valley  Mills  Drive,  Waco,
               Texas   (incorporated  by   reference   to
               Exhibit  10.1  of Form 10-QSB  filed  with
               the Commission on July 30, 1999).


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

      a. Exhibits -
                           Description

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

         10.7  Purchase Agreement dated  August  4,
               1999  between  the  Partnership  and   AEI
               Institutional Net Lease Fund  '93  Limited
               Partnership   and  VTA  Building   Company
               relating  to  the property at 3950  Second
               Street South, St. Cloud, Minnesota.

         10.8  Purchase Agreement dated October  6,
               1999  between the Partnership and  Kenneth
               F.  Cairns  relating to the property  3950
               Second    Street   South,    St.    Cloud,
               Minnesota.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

      a. Exhibits -
                           Description

         10.9  Purchase Agreement dated October  7,
               1999  between the Partnership and Kathleen
               DeVoe  Hans  relating to the  property  at
               3950   Second  Street  South,  St.  Cloud,
               Minnesota.

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

      b. Reports filed on Form  8-K  -
               During  the quarter ended September
               30,  1999, the Partnership filed  a
               Form   8-K  dated  July  26,   1999
               reporting  the  acquisition  of   a
               Children's World daycare center  in
               West Chester, Ohio.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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