Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2000-03-24
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $809,646.

As of February 29, 2000, there were 7,294.88 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,294,880.

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

        During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $566,111 which resulted in a total net gain of
$81,898. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424 which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 82% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. The only exception is the tenant in the Fuddruckers restaurant will not continue to be a major tenant since the property was sold in June, 1999. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                                Total Property              Annual     Annual
                       Purchase   Acquisition               Lease     Rent Per
Property                 Date       Costs       Lessee      Payment    Sq. Ft.

Children's World                              ARAMARK
Daycare Center                               Educational
 Franconia Hills, VA  3/24/87  $  962,069  Resources, Inc.   $147,232  $29.74

JEMCARE Learning Center
 Haltom City, TX       4/3/87  $  417,213  JEMCARE, Inc.     $ 29,517  $ 7.03

Arby's Restaurant                                RTM
 Marshall, MI         7/30/87  $  586,425  Mid-America, Inc. $ 24,000  $ 7.75

                                           Huntington
Denny's Restaurant                         Restaurants
 Greenville, TX       1/10/96  $1,028,432  Group, Inc.       $120,314  $24.42

Tractor Supply
 Company Store
 Maryville, TN                             Tractor Supply
 (20%)                2/14/96  $  219,405  Company, Inc.     $ 23,452  $ 6.16

Champps
 Americana Restaurant                        Champps
 Troy, MI                                   Operating
 (26.05%)              9/3/98  $1,330,265  Corporation       $133,356  $46.16

Children's World                              ARAMARK
 Daycare Center                             Educational
 West Chester, OH     7/14/99  $  999,163  Resources, Inc.   $ 93,162   $11.80


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

        The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), the Arby's and Children's World daycare center (15 years). The Leases contain renewal options which may extend the Lease term an additional 9 to 15 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase,
if  purchased  after December 31, 1994, all properties  were  100 percent occupied by the lessees noted.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OFMATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 658 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1999, five Limited Partners redeemed a total of 21 Partnership Units for $9,179 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Units for $115,460. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS. (Continued)

        Cash distributions of $5,310 and $5,213 were made to the General Partners and $516,495 and $516,002 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $787,139 and $639,164, respectively. During the same periods, the Partnership earned investment income of $22,507 and $43,304, respectively. In 1999, rental income increased as a result of additional rent received from three property acquisitions in 1998 and 1999 and deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $110,722 and $105,990, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,187 and $31,492, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1999, when compared to 1998, is mainly due to expenses incurred in 1998 related to the Waco property.

       As of December 3l, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances increased $848,008 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase an additional property. Net cash provided by operating activities increased from $511,756 in 1998 to $543,245 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $1,840,414 and $-0-, respectively. During the same periods, the Partnership expended $1,005,038 and $822,125, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424 which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

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

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

        During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $566,111 which resulted in a total net gain of
$81,898. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

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

        During 1999, five Limited Partners redeemed a total of 21 Partnership Units for $9,179 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-one Limited Partners redeemed 163.5 Units for $115,460. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   956,627     $   108,619
  Receivables                                       22,460          29,698
                                                -----------     -----------
      Total Current Assets                         979,087         138,317
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,501,655       1,986,854
  Buildings and Equipment                        4,041,317       4,493,596
  Property Acquisition Costs                         5,875               0
  Accumulated Depreciation                        (931,974)     (1,246,791)
                                                -----------     -----------
      Net Investments in Real Estate             4,616,873       5,233,659
                                                -----------     -----------
          Total Assets                         $ 5,595,960     $ 5,371,976
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    24,819     $    28,932
  Distributions Payable                            117,276         116,905
  Deferred Income                                        0          15,480
                                                -----------     -----------
      Total Current Liabilities                    142,095         161,317
                                                -----------     -----------

DEFERRED INCOME - Net Of Current Portion                 0         125,137

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (8,923)        (12,606)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,316 and 7,337 Units outstanding
   in 1999 and 1998, respectively                5,462,788       5,098,128
                                                -----------     -----------
     Total Partners' Capital                     5,453,865       5,085,522
                                                -----------     -----------
       Total Liabilities and Partners' Capital $ 5,595,960     $ 5,371,976
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     1999            1998

INCOME:
  Rent                                           $   787,139     $   639,164
  Investment Income                                   22,507          43,304
                                                  -----------     -----------
      Total Income                                   809,646         682,468
                                                  -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates            110,722         105,990
  Partnership Administration and Property
     Management - Unrelated Parties                   18,187          31,492
  Depreciation                                       137,580         125,996
  Real Estate Impairment                                   0         180,000
                                                  -----------     -----------
      Total Expenses                                 266,489         443,478
                                                  -----------     -----------

OPERATING  INCOME                                    543,157         238,990

GAIN ON SALE OF REAL ESTATE                          356,170               0
                                                  -----------     -----------
NET INCOME                                       $   899,327     $   238,990
                                                  ===========     ===========

NET INCOME ALLOCATED:
  General Partners                               $     8,993     $     2,390
  Limited Partners                                   890,334         236,600
                                                  -----------     -----------
                                                 $   899,327     $   238,990
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,331 and 7,337 weighted average Units outstanding
 in 1999 and 1998, respectively)                 $    121.45     $     32.25
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   899,327   $   238,990

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      137,580       125,996
     Real Estate Impairment                                  0       180,000
     Gain on Sale of Real Estate                      (356,170)            0
     (Increase) Decrease in Receivables                  7,238       (14,252)
     Decrease in Payable to
         AEI Fund Management, Inc.                      (4,113)       (3,498)
     Decrease in Deferred Income                      (140,617)      (15,480)
                                                    -----------   -----------
       Total Adjustments                              (356,082)      272,766
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        543,245       511,756
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (1,005,038)     (822,125)
  Proceeds from Sale of Real Estate                  1,840,414             0
                                                    -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                         835,376      (822,125)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                        371           234
  Distributions to Partners                           (521,712)     (521,215)
  Redemption Payments                                   (9,272)            0
                                                    -----------   -----------
       Net Cash Used For
          Financing Activities                        (530,613)     (520,981)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                848,008      (831,350)

CASH AND CASH EQUIVALENTS, beginning of period         108,619       939,969
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   956,627   $   108,619
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General    Limited                     Units
                              Partners   Partners     Total       Outstanding


BALANCE, December 31, 1997  $ (9,783)  $ 5,377,530  $ 5,367,747     7,336.55

  Distributions               (5,213)     (516,002)    (521,215)

  Net Income                   2,390       236,600      238,990
                             ---------  -----------  -----------   ----------
BALANCE, December 31, 1998   (12,606)    5,098,128    5,085,522     7,336.55

  Distributions               (5,217)     (516,495)    (521,712)

  Redemption Payments            (93)       (9,179)      (9,272)      (21.00)

  Net Income                   8,993       890,334      899,327
                             ---------  -----------  -----------   ----------
BALANCE, December 31, 1999  $ (8,923)  $ 5,462,788  $ 5,453,865     7,315.55
                             =========  ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Real Estate Fund XV Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering called for a subscription price of $1,000 per limited partnership unit, payable on acceptance of the offer. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. On December 30, 1986, the offering terminated when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to the Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     The Partnership owns a 20% interest in the Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 26.05% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas and a 60% interest in the Fuddruckers restaurant. The remaining interests in these properties were owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. As of December 31, 1998, the Partnership owned a 30.794% interest in the Timber Lodge Steakhouse. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned 38.412% interest in this property until the interest was sold in a series of transactions to unrelated third parties in 1998 and 1999. During 1999, the Partnership sold its interest in the property to unrelated third parties.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                   1999            1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 110,722      $ 105,990
                                                  =========      =========

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                   1999            1998
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                          $  18,187      $  31,492
                                                  =========      =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $35,000 and $42,126
  for 1999 and 1998, respectively.               $ (16,706)     $ (32,464)
                                                  =========      =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), the Arby's and the Children's World daycare center (15 years). The Leases have renewal options which may extend the lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The JEMCARE Learning
     Center was constructed in 1986. The Children's World Daycare Center in Franconia Hills, Virginia was constructed in 1987. The Partnership acquired all of these properties during 1987 and 1988. The Denny's restaurant and Tractor Supply Company store were constructed in 1995 and acquired in 1996. The Champps Americana restaurant was constructed and acquired in 1998. The Children's World daycare center in West Chester, Ohio was constructed in 1997 and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1999 are as follows:

                               Buildings and         Accumulated
Property                 Land    Equipment    Total  Depreciation

Children's World,
 Franconia Hills, VA     $  165,952  $  796,117  $  962,069    $ 373,014
JEMCARE Learning Center,
 Haltom City, TX            132,925     284,288     417,213      156,045
Arby's, Marshall, MI        120,499     465,926     586,425      228,907
Denny's, Greenville, TX     332,077     696,355   1,028,432       96,247
Tractor Supply Company,
 Maryville, TN               40,267     179,138     219,405       25,095
Champps Americana, Troy, MI 429,808     900,457   1,330,265       41,681
Children's World,
 West Chester, OH           280,127     719,036     999,163       10,985
                          ----------  ----------  ----------    ---------
                         $1,501,655  $4,041,317  $5,542,972    $ 931,974
                          ==========  ==========  ==========    =========

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

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

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424 which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

     On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

     During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $566,111 which resulted in a total net gain of $81,898. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $5,875 relating to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired subsequent to December 31, 1999.

     The minimum future rental on the Leases for years subsequent to December 31, 1999 are as follows:

                       2000          $   574,418
                       2001              546,832
                       2002              549,702
                       2003              552,628
                       2004              555,610
                       Thereafter      4,915,803
                                      -----------
                                     $ 7,694,993
                                      ===========

     In 1999 and 1998, the Partnership recognized contingent rents of $22,978 and $30,861, respectively.

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

                   DECEMBER 31, 1999 AND 1998

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1999          1998
      Tenants             Industry

     Fuddruckers Inc.       Restaurant          $ 203,980     $ 153,727
     ARAMARK Educational
        Resources, Inc.     Child Care            190,169       144,562
     Champps Operating
        Corporation         Restaurant            133,356        65,027
     Huntington Restaurants
        Group, Inc.         Restaurant            120,125       117,856
                                                 ---------     ---------

     Aggregate rent revenue of major tenants    $ 647,630     $ 481,172
                                                 =========     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                82%           75%
                                                 =========     =========

(7)  Partners' Capital -

     Cash distributions of $5,310 and $5,213 were made to the General Partners and $516,495 and $516,002 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $70.45 and $70.33 per Limited Partnership Unit outstanding using 7,331 and 7,337 weighted average Units in 1999 and 1998, respectively. The distributions represent $70.45 and $32.25 per Unit of Net Income and $0 and $38.08 per Unit of return of contributed capital in 1999 and 1998, respectively.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Partners' Capital - (Continued)

     During 1999, five Limited Partners redeemed a total of 21 Partnership Units for $9,179 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $941.37 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      1999           1998

     Net Income for Financial
      Reporting Purposes                           $ 899,327      $ 238,990

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                               3,980         (1,337)

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                            (140,617)       (15,480)

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                         0        180,000

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes   (347,171)             0
                                                    ----------     ----------
           Taxable Income to Partners              $ 415,519      $ 402,173
                                                    ==========     ==========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                     1999           1998
     Partners' Capital for
      Financial Reporting Purposes               $5,453,865      $5,085,522

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                             69,318         412,509

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                  0         140,617

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes            1,054,819       1,054,819
                                                  ----------      ----------
           Partners' Capital for
              Tax Reporting Purposes             $6,578,002      $6,693,467
                                                  ==========      ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1999                  1998
                               Carrying     Fair      Carrying    Fair
                                Amount     Value       Amount    Value

     Cash                     $     452   $     452   $     250   $     250
     Money Market Funds         956,175     956,175     108,369     108,369
                               ---------   ---------   ---------   ---------
          Total Cash and
            Cash Equivalents  $ 956,627   $ 956,627   $ 108,619   $ 108,619
                               =========   =========   =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT.


        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

          Name and Address                        Number of     Percent
        of Beneficial Owner                       Units Held    of Class

   AEI Fund Management 86-A, Inc.                      3            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                  17.67            *
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

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A. Exhibits -
                              Description

                10.2   Development   Financing
                       Agreement dated December 23, 1997  between
                       the  Partnership, AEI Net Lease  Income  &
                       Growth  Fund XIX Limited Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership,  AEI  Real Estate  Fund  XVII
                       Limited     Partnership    and     Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the Commission on March 23, 1998).

                10.3   Net Lease Agreement dated
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

                10.4   First  Amendment  to  Net
                       Lease  Agreement dated September  3,  1998
                       between  the  Partnership, AEI  Net  Lease
                       Income   &   Growth   Fund   XIX   Limited
                       Partnership,  AEI Real Estate  Fund  XVIII
                       Limited Partnership, AEI Real Estate  Fund
                       XVII   Limited  Partnership  and   Champps
                       Entertainment,   Inc.  relating   to   the
                       property  at  301  West Big  Beaver  Road,
                       Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on September 15, 1998).

                10.5   Purchase Agreement dated February  4,
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

                10.6   Purchase Agreement dated  March  24,
                       1999  between  the Partnership,  AEI  Real
                       Estate  Fund  XVI Limited Partnership  and
                       Tom  Salome  relating to the  property  at
                       1812   North  Valley  Mills  Drive,  Waco,
                       Texas   (incorporated  by   reference   to
                       Exhibit  10.1  of Form 10-QSB  filed  with
                       the Commission on July 30, 1999).

                10.7   Amendment  to  Purchase   Agreement
                       dated    May   19,   1999   between    the
                       Partnership,  AEI  Real  Estate  Fund  XVI
                       Limited  Partnership and Elizabeth Cockrum
                       relating  to the property at 2175  Barrett
                       Station    Road,   St.   Louis,   Missouri
                       (incorporated  by  reference  to   Exhibit
                       10.2   of   Form   8-K  filed   with   the
                       Commission on June 21, 1999).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
         (Continued)

         A. Exhibits -
                                 Description

                10.8   Purchase  and  Sale  Agreement   and
                       Escrow  Instructions dated  May  20,  1999
                       between  AEI  Fund  Management,  Inc.  and
                       ARAMARK   Educational   Resources,    Inc.
                       relating  to  the property at 7236  Tylers
                       Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on July 26,
                       1999).

                10.9   Second  Assignment of  Purchase  and
                       Sale  Agreement  and  Escrow  Instructions
                       dated   June   18,   1999   between    the
                       Partnership,  AEI  Fund  Management,  Inc.
                       and  ARAMARK  Educational Resources,  Inc.
                       relating  to  the property at 7236  Tylers
                       Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on July 26,
                       1999).

                10.10  Net Lease Agreement dated  July
                       14,   1999  between  the  Partnership  and
                       ARAMARK   Educational   Resources,    Inc.
                       relating  to  the property at 7236  Tylers
                       Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on July 26,
                       1999).

                10.11  Purchase Agreement dated August
                       4,  1999  between the Partnership and  AEI
                       Institutional Net Lease Fund  '93  Limited
                       Partnership   and  VTA  Building   Company
                       relating  to  the property at 3950  Second
                       Street   South,   St.   Cloud,   Minnesota
                       (incorporated  by  reference  to   Exhibit
                       10.7   of  Form  10-QSB  filed  with   the
                       Commission on November 8, 1999).

                10.12  Purchase   Agreement    dated
                       October  6,  1999 between the  Partnership
                       and  Kenneth  F.  Cairns relating  to  the
                       property  3950  Second Street  South,  St.
                       Cloud,    Minnesota    (incorporated    by
                       reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 8,
                       1999).

                10.13  Purchase   Agreement    dated
                       October  7,  1999 between the  Partnership
                       and  Kathleen DeVoe Hans relating  to  the
                       property at 3950 Second Street South,  St.
                       Cloud,    Minnesota    (incorporated    by
                       reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 8,
                       1999).

                10.14  Purchase   Agreement    dated
                       November 18, 1999 between the Partnership and AEI Real Estate Fund XVII Limited Partnership and Kilduff 1996 Revocable Trust, dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota.

                27     Financial  Data  Schedule
                       for year ended December 31, 1999.

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


                            AEI REAL ESTATE FUND XV
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 10, 2000              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                         Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)