Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2000-05-05
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,002,983     $   956,627
  Receivables                                              0          22,460
                                                  -----------     -----------
      Total Current Assets                         1,002,983         979,087
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,501,655       1,501,655
  Buildings and Equipment                          4,041,317       4,041,317
  Property Acquisition Costs                           9,072           5,875
  Accumulated Depreciation                          (964,863)       (931,974)
                                                  -----------     -----------
      Net Investments in Real Estate               4,587,181       4,616,873
                                                  -----------     -----------
          Total Assets                           $ 5,590,164     $ 5,595,960
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    17,898     $    24,819
  Distributions Payable                              117,276         117,276
  Deferred Income                                     43,663               0
                                                  -----------     -----------
      Total Current Liabilities                      178,837         142,095
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (9,348)         (8,923)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,316 outstanding                               5,420,675       5,462,788
                                                  -----------     -----------
    Total Partners' Capital                        5,411,327       5,453,865
                                                  -----------     -----------
       Total Liabilities and Partners' Capital   $ 5,590,164     $ 5,595,960
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2000          1999

INCOME:
   Rent                                           $   143,710   $   170,651
   Investment Income                                   12,442           868
                                                   -----------   -----------
      Total Income                                    156,152       171,519
                                                   -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates             28,579        30,103
   Partnership Administration and Property
      Management - Unrelated Parties                    6,791        11,972
   Depreciation                                        32,889        34,983
                                                   -----------   -----------
        Total Expenses                                 68,259        77,058
                                                   -----------   -----------

NET INCOME                                        $    87,893   $    94,461
                                                   ===========   ===========

NET INCOME ALLOCATED:
   General Partners                               $       879   $       945
   Limited Partners                                    87,014        93,516
                                                   -----------   -----------
                                                  $    87,893   $    94,461
                                                   ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,316 and 7,337 weighted average Units
 outstanding in 2000 and 1999)                    $     11.89   $     12.75
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    87,893   $    94,461

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       32,889        34,983
     Decrease in Receivables                            22,460        18,679
     Decrease in Payable to
         AEI Fund Management, Inc.                      (6,921)      (12,614)
     Increase in Deferred Income                        43,663        20,380
                                                    -----------   -----------
        Total Adjustments                               92,091        61,428
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           179,984       155,889
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (3,197)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0           229
   Distributions to Partners                          (130,431)     (130,428)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (130,431)     (130,199)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               46,356        25,690

CASH AND CASH EQUIVALENTS, beginning of  period        956,627       108,619
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,002,983   $   134,309
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                 Partnership
                              General      Limited                 Units
                              Partners     Partners    Total     Outstanding


BALANCE, December 31, 1998   $(12,606)  $ 5,098,128  $ 5,085,522    7,336.55

  Distributions                (1,305)     (129,123)    (130,428)

  Net Income                      945        93,516       94,461
                              ---------  -----------  -----------  ----------
BALANCE, March 31, 1999      $(12,966)  $ 5,062,521  $ 5,049,555    7,336.55
                              =========  ===========  ===========  ==========


BALANCE, December 31, 1999   $ (8,923)  $ 5,462,788  $ 5,453,865    7,315.55

  Distributions                (1,304)     (129,127)    (130,431)

  Net Income                      879        87,014       87,893
                              ---------  -----------  -----------  ----------
BALANCE, March 31, 2000      $ (9,348)  $ 5,420,675  $ 5,411,327    7,315.55


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas. In December, 1997, the restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     During the third and fourth quarter of 1999, the Partnership sold its interest in the Timber Lodge Steakhouse in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $566,111 which resulted in a total net gain of $81,898. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $9,072 related  to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment was recognized as income over the Lease term, which was scheduled to expire January 31, 2008, using the straight line method. As of March 31, 1999, the Partnership had recognized $73,530 of this payment as income. On June 16, 1999, the Partnership sold the Fuddruckers restaurant and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999. At March 31, 2000, deferred income of $43,663 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $143,710 and $170,651, respectively. During the same periods, the Partnership earned investment income of $12,442 and $868, respectively. In 2000, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional rent received from one property acquisition in 1999 and by an increase in investment income earned on the net proceeds from the property sales.

        The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas. In December, 1997, the restaurant was closed and listed for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.


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

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $28,579 and $30,103, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,791 and $11,972, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $46,356 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $155,889 in 1999 to $179,984 in 2000 as a result of a decrease in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2000, the Partnership expended $3,197 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

         During the third and fourth quarter of 1999, the Partnership sold its interest in the Timber Lodge Steakhouse in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $566,111 which resulted in a total net gain of $81,898. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           27    Financial Data Schedule  for  period
                 ended March 31, 2000.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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