Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2000-08-14
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   701,952     $   956,627
  Receivables                                         3,840          22,460
                                                 -----------     -----------
      Total Current Assets                          705,792         979,087
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,795,913       1,501,655
  Buildings and Equipment                         4,041,317       4,041,317
  Construction in Progress                            6,370               0
  Property Acquisition Costs                              0           5,875
  Accumulated Depreciation                         (997,751)       (931,974)
                                                 -----------     -----------
      Net Investments in Real Estate              4,845,849       4,616,873
                                                 -----------     -----------
          Total Assets                          $ 5,551,641     $ 5,595,960
                                                 ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    12,113     $    24,819
  Distributions Payable                             117,276         117,276
  Deferred Income                                    43,663               0
                                                 -----------     -----------
      Total Current Liabilities                     173,052         142,095
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (9,675)         (8,923)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,316 outstanding                              5,388,264       5,462,788
                                                 -----------     -----------
      Total Partners' Capital                     5,378,589       5,453,865
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 5,551,641     $ 5,595,960
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended         Six Months Ended
                            6/30/00         6/30/99    6/30/00       6/30/99

INCOME:
   Rent                     $ 148,352     $ 297,901   $ 292,062    $ 468,552
   Investment Income           11,130         3,922      23,572        4,790
                             ---------     ---------   ---------    ---------
        Total Income          159,482       301,823     315,634      473,342
                             ---------     ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                26,337        29,573      54,916       59,676
   Partnership Administration
     and Property Management -
     Unrelated Parties          2,564         1,528       9,355       13,500
   Depreciation                32,888        33,925      65,777       68,908
                             ---------     ---------   ---------    ---------
      Total Expenses           61,789        65,026     130,048      142,084
                             ---------     ---------   ---------    ---------

OPERATING INCOME               97,693       236,797     185,586      331,258

GAIN ON SALE OF REAL ESTATE         0       274,272           0      274,272
                             ---------     ---------   ---------    ---------
NET INCOME                  $  97,693     $ 511,069   $ 185,586    $ 605,530
                             =========     =========   =========    =========

NET INCOME ALLOCATED:
   General Partners         $     977     $   5,110   $   1,856    $   6,055
   Limited Partners            96,716       505,959     183,730      599,475
                             ---------     ---------   ---------    ---------
                            $  97,693     $ 511,069   $ 185,586    $ 605,530
                             =========     =========   =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,316 and 7,337 weighted
 average Units outstanding
 in 2000 and 1999)          $   13.22     $   68.96   $   25.11    $   81.71
                             =========     =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   185,586   $   605,530

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       65,777        68,908
     Gain on Sale of Real Estate                             0      (274,272)
     Decrease in Receivables                            18,620        22,679
     Decrease in Payable to
        AEI Fund Management, Inc.                      (12,706)       (5,061)
     Increase (Decrease) in Deferred Income             43,663      (128,636)
                                                    -----------   -----------
        Total Adjustments                              115,354      (316,382)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           300,940       289,148
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (294,753)      (23,490)
   Proceeds from Sale of Real Estate                         0     1,274,303
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          (294,753)    1,250,813
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0           345
   Distributions to Partners                          (260,862)     (260,854)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (260,862)     (260,509)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (254,675)    1,279,452

CASH AND CASH EQUIVALENTS, beginning of period         956,627       108,619
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   701,952   $ 1,388,071
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(12,606)  $ 5,098,128   $ 5,085,522    7,336.55

  Distributions               (2,608)     (258,246)     (260,854)

  Net Income                   6,055       599,475       605,530
                             --------   -----------   -----------  ----------
BALANCE, June 30, 1999      $ (9,159)  $ 5,439,357   $ 5,430,198    7,336.55
                             ========   ===========   ===========  ==========


BALANCE, December 31, 1999  $ (8,923)  $ 5,462,788   $ 5,453,865    7,315.55

  Distributions               (2,608)     (258,254)     (260,862)

  Net Income                   1,856       183,730       185,586
                             ---------  -----------   -----------  ----------
BALANCE, June 30, 2000      $ (9,675)  $ 5,388,264   $ 5,378,589    7,315.55
                             =========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $6,370 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment was recognized as income over the Lease term, which was scheduled to expire January 31, 2008, using the straight line method. As of March 31, 1999, the Partnership had recognized $73,530 of this payment as income. On June 16, 1999, the Partnership sold the Fuddruckers restaurant and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999. At June 30, 2000, deferred income of $43,663 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $292,062 and $468,552, respectively. During the same periods, the Partnership earned investment income of $23,572 and $4,790, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional rent received from two property acquisitions in 1999 and 2000 and by an increase in investment income earned on the net proceeds from the property sales.

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879 which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $54,916 and $59,676, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,355 and $13,500, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances decreased $254,675 as a result of cash used to purchase additional property. Net cash provided by operating activities increased from $289,148 in 1999 to $300,940 in 2000 as a result of a decrease in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership generated cash flow from the sale of real estate of $1,274,303. During the six months ended June 30, 2000 and 1999, the Partnership expended $294,753 and $23,490, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the
Partnership had advanced $6,370 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                       Description

         10.1   Development   Financing   Agreement
                dated    May    8,   2000   between    the
                Partnership,  AEI  Real Estate  Fund  XVII
                Limited Partnership, AEI Net Lease  Income
                &  Growth  Fund  XIX Limited  Partnership,
                AEI  Income  &  Growth Fund  XXII  Limited
                Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas.

         10.2   Net  Lease Agreement  dated  May  8,
                2000  between  the Partnership,  AEI  Real
                Estate Fund XVII Limited Partnership,  AEI
                Net   Lease  Income  &  Growth  Fund   XIX
                Limited  Partnership, AEI Income &  Growth
                Fund   XXII   Limited   Partnership    and
                Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas.

         27     Financial Data Schedule  for  period
                ended June 30, 2000.

      b.  Reports filed on Form  8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000       AEI Real Estate Fund XV
                             Limited Partnership
                             By:  AEI Fund Management 86-A, Inc.
                             Its: Managing General Partner


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