Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2000-11-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

         Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   626,995     $   956,627
  Receivables                                         10,611          22,460
                                                  -----------     -----------
      Total Current Assets                           637,606         979,087
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,796,726       1,501,655
  Buildings and Equipment                          4,041,317       4,041,317
  Construction in Progress                            52,093               0
  Property Acquisition Costs                               0           5,875
  Accumulated Depreciation                        (1,030,640)       (931,974)
                                                  -----------     -----------
      Net Investments in Real Estate               4,859,496       4,616,873
                                                  -----------     -----------
          Total Assets                           $ 5,497,102     $ 5,595,960
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    15,169     $    24,819
  Distributions Payable                              117,276         117,276
  Deferred Income                                     22,331               0
                                                  -----------     -----------
      Total Current Liabilities                      154,776         142,095
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (10,038)         (8,923)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,316 outstanding                               5,352,364       5,462,788
                                                  -----------     -----------
      Total Partners' Capital                      5,342,326       5,453,865
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $ 5,497,102     $ 5,595,960
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/00       9/30/99    9/30/00        9/30/99

INCOME:
 Rent                        $150,950      $150,886   $443,012     $619,438
 Investment Income             10,042         6,956     33,614       11,746
                              --------      --------   --------     --------
        Total Income          160,992       157,842    476,626      631,184
                              --------      --------   --------     --------

EXPENSES:
 Partnership Administration -
  Affiliates                   31,540        27,159     86,456       86,835
 Partnership Administration
  and Property Management -
  Unrelated Parties             2,394         3,123     11,749       16,623
 Depreciation                  32,889        35,025     98,666      103,933
                              --------      --------   --------     --------
        Total Expenses         66,823        65,307    196,871      207,391
                              --------      --------   --------     --------

OPERATING INCOME               94,169        92,535    279,755      423,793

GAIN ON SALE OF REAL ESTATE         0        16,850          0      291,122
                              --------      --------   --------     --------
NET INCOME                   $ 94,169      $109,385   $279,755     $714,915
                              ========      ========   ========     ========

NET INCOME ALLOCATED:
 General Partners            $    942      $  1,094   $  2,798     $  7,149
 Limited Partners              93,227       108,291    276,957      707,766
                              --------      --------   --------     --------
                             $ 94,169      $109,385   $279,755     $714,915
                              ========      ========   ========     ========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,316 and 7,337 weighted average Units
 outstanding in 2000 and 1999,
 respectively)               $  12.75      $  14.76   $  37.86     $  96.47
                              ========      ========   ========     ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                    $   279,755   $   714,915

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       98,666       103,933
     Gain on Sale of Real Estate                             0      (291,122)
     Decrease in Receivables                            11,849        24,679
     Decrease in Payable to
        AEI Fund Management, Inc.                       (9,650)       (3,838)
     Increase (Decrease) in Deferred Income             22,331      (120,584)
                                                    -----------   -----------
        Total Adjustments                              123,196      (286,932)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           402,951       427,983
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (341,289)     (999,162)
   Proceeds from Sale of Real Estate                         0     1,383,574
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          (341,289)      384,412
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0           345
   Distributions to Partners                          (391,294)     (391,281)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (391,294)     (390,936)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (329,632)      421,459

CASH AND CASH EQUIVALENTS, beginning of period         956,627       108,619
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   626,995   $   530,078
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners     Total     Outstanding


BALANCE, December 31, 1998   $(12,606)    $5,098,128   $5,085,522    7,336.55

  Distributions                (3,913)      (387,368)    (391,281)

  Net Income                    7,149        707,766      714,915
                              ---------    ----------   ----------  ----------
BALANCE, September 30, 1999  $ (9,370)    $5,418,526   $5,409,156    7,336.55
                              =========    ==========   ==========  ==========


BALANCE, December 31, 1999   $ (8,923)    $5,462,788   $5,453,865    7,315.55

  Distributions                (3,913)      (387,381)    (391,294)

  Net Income                    2,798        276,957      279,755
                              ---------    ----------   ----------  ----------
BALANCE, September 30, 2000  $(10,038)    $5,352,364   $5,342,326    7,315.55
                              =========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

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

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $52,093 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(5)  Deferred Income -

     In June, 1994, Fuddruckers, Inc., the restaurant concept's franchisor, acquired the operations of the Fuddruckers restaurant in St. Louis, Missouri, and assumed the lease obligations from the original lessee. As part of the agreement, the Partnership amended the Lease to reduce the annual base rent from $163,550 to $138,246. In consideration for the lease assumption and amendment, the Partnership received a lump sum payment from the original lessee of $210,277. The lump sum payment was recognized as income over the Lease term, which was scheduled to expire January 31, 2008, using the straight line method. As of March 31, 1999, the Partnership had recognized $73,530 of this payment as income. On June 16, 1999, the Partnership sold the Fuddruckers restaurant and the Lease Agreement was terminated. As a result, the Partnership recognized the balance of the deferred income of $136,747 in the second quarter of 1999. At September 30, 2000, deferred income of $22,331 was prepaid rent related to certain other Partnership properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $443,012 and $619,438, respectively. During the same periods, the Partnership earned investment income of $33,614 and $11,746, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional rent received from two property acquisitions in 1999 and 2000 and by an increase in investment income earned on the net proceeds from the property sales.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $86,456 and $86,835, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,749 and $16,623, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances decreased $329,632 as a result of cash used to purchase additional property. Net cash provided by operating activities decreased from $427,983 in 1999 to $402,951 in 2000 as a result of a decrease in total income in 2000 which was partially offset by a decrease in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999, the Partnership generated cash flow from the sale of real estate of $1,383,574. During the nine months ended September 30, 2000 and 1999, the Partnership expended $341,289 and $999,162, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $52,093 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        On October 1, 2000, two Limited Partners redeemed a total of 30 Partnership Units for $12,073 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-six Limited Partners redeemed 184.5 Units for $124,639. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

          27    Financial Data Schedule  for  period
                ended September 30, 2000.

       b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000

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