Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2001-03-30
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $660,430.

As of February 28, 2001, there were 7,264.88 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,264,880.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes       No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XV Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on October3, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1986. The Partnership commenced operations on October 3,1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated December 30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. Prior to commencing the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,330,265. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424, which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879, which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

        During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $566,111, which resulted in a total net gain of
$81,897. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds were reinvested in additional property.

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $295,345. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $282,465 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 2000, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 81% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                               Total Property                Annual   Annual
                     Purchase    Acquisition                 Lease    Rent Per
Property               Date        Costs        Lessee       Payment  Sq. Ft.

Children's World                                ARAMARK
Daycare Center                                Educational
 Franconia Hills, VA  3/24/87  $  962,069   Resources, Inc.  $150,913  $30.49

JEMCARE Learning Center
 Haltom City, TX       4/3/87  $  417,213    JEMCARE, Inc.   $ 30,402  $ 7.24

Arby's Restaurant                                RTM
 Marshall, MI         7/30/87  $  586,425  Mid-America, Inc. $ 24,000  $ 7.75

                                             Huntington
Denny's Restaurant                           Restaurants
 Greenville, TX       1/10/96  $1,028,432    Group, Inc.     $122,630  $24.89

Tractor Supply
 Company Store
 Maryville, TN                             Tractor Supply
 (20%)                2/14/96  $  219,405  Company, Inc.     $ 23,904  $ 6.27

Champps
 Americana Restaurant                         Champps
 Troy, MI                                    Operating
 (26.05%)              9/3/98  $1,330,265   Corporation      $133,356  $46.16

Children's World                              ARAMARK
 Daycare Center                             Educational
 West Chester, OH     7/14/99  $  999,163  Resources, Inc.   $ 93,162  $11.80

Razzoo's Restaurant
 Austin, TX
 (land only) (1)                              Razzoo's,
 (22%)                 5/8/00  $  295,345       Inc.         $ 29,172  $13.53


(1)  Restaurant was under construction as of December, 31, 2000.

        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership and/or unrelated third parties. The remaining interests in the Tractor Supply Company store are owned by AEI Real Estate Fund 85-A Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XVII Limited
Partnership,  AEI  Net  Lease Income & Growth  Fund  XIX  Limited
Partnership   and   AEI  Income  &  Growth  Fund   XXII   Limited
Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), the Children's World daycare center and Arby's and
Razzoo's restaurants (15 years). The Leases contain renewal options which may extend the Lease term an additional 9 to 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5, 39 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 655 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

        During 2000, two Limited Partners redeemed a total of 30 Partnership Units for $12,072 in accordance with the Partnership Agreement. In prior years, a total of twenty-six Limited Partners redeemed 184.5 Units for $124,640. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

        Cash distributions of $5,339 and $5,310 were made to the General Partners and $516,506 and $516,495 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $615,685 and $787,139, respectively. During the same periods, the Partnership earned investment income of $44,745 and $22,507, respectively. In 1999, rental income was higher due to deferred income recognized as a result of the sale of the Fuddruckers restaurant discussed below. In addition, in 2000, regular rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by additional rent received from two property acquisitions in 1999 and 2000 and by an increase in investment income earned on the net proceeds from the property sales.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $114,868 and $110,722, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,684 and $18,187, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances decreased $586,576 as a result of cash used to purchase additional property. Net cash provided by operating activities decreased from $543,245 in 1999 to $519,332 in 2000, as a result of a decrease in income in 2000, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 1999, the Partnership generated cash flow from the sale of real estate of $1,840,414. During the years ended December 31, 2000 and 1999, the Partnership expended $571,935 and $1,005,038, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424, which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

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

        In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879, which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

        During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $566,111, which resulted in a total net gain of
$81,897. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds were reinvested in additional property.

        On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $295,345. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $282,465 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        During 2000, two Limited Partners redeemed a total of 30 Partnership Units for $12,072 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-six Limited Partners redeemed 184.5 Units for $124,639. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                             /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis, Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   370,051    $   956,627
  Receivables                                       33,671         22,460
                                                -----------    -----------
      Total Current Assets                         403,722        979,087
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,797,000      1,501,655
  Buildings and Equipment                        4,041,317      4,041,317
  Construction in Progress                         282,465              0
  Property Acquisition Costs                             0          5,875
  Accumulated Depreciation                      (1,063,528)      (931,974)
                                                -----------    -----------
      Net Investments in Real Estate             5,057,254      4,616,873
                                                -----------    -----------
          Total Assets                         $ 5,460,976    $ 5,595,960
                                                ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    26,484    $    24,819
  Distributions Payable                            117,220        117,276
                                                -----------    -----------
      Total Current Liabilities                    143,704        142,095
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (10,288)        (8,923)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,286 and 7,316 Units outstanding
   in 2000 and 1999, respectively                5,327,560      5,462,788
                                                -----------    -----------
     Total Partners' Capital                     5,317,272      5,453,865
                                                -----------    -----------
       Total Liabilities and Partners' Capital $ 5,460,976    $ 5,595,960
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                    2000           1999

INCOME:
  Rent                                         $   615,685     $   787,139
  Investment Income                                 44,745          22,507
                                                -----------     -----------
      Total Income                                 660,430         809,646
                                                -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates          114,868         110,722
  Partnership Administration and Property
     Management - Unrelated Parties                 16,684          18,187
  Depreciation                                     131,554         137,580
                                                -----------     -----------
      Total Expenses                               263,106         266,489
                                                -----------     -----------

OPERATING  INCOME                                  397,324         543,157

GAIN ON SALE OF REAL ESTATE                              0         356,170
                                                -----------     -----------
NET INCOME                                     $   397,324     $   899,327
                                                ===========     ===========

NET INCOME ALLOCATED:
  General Partners                             $     3,974     $     8,993
  Limited Partners                                 393,350         890,334
                                                -----------     -----------
                                               $   397,324     $   899,327
                                                ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,308 and 7,331 weighted average Units outstanding
in 2000 and 1999, respectively)                $     53.82     $    121.45
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $   397,324   $   899,327

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    131,554       137,580
     Gain on Sale of Real Estate                           0      (356,170)
     (Increase) Decrease in Receivables              (11,211)        7,238
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                     1,665        (4,113)
     Decrease in Deferred Income                           0      (140,617)
                                                  -----------   -----------
       Total Adjustments                             122,008      (356,082)
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      519,332       543,245
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (571,935)   (1,005,038)
  Proceeds from Sale of Real Estate                        0     1,840,414
                                                  -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                      (571,935)      835,376
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable           (56)          371
  Distributions to Partners                         (521,723)     (521,712)
  Redemption Payments                                (12,194)       (9,272)
                                                  -----------   -----------
       Net Cash Used For
          Financing Activities                      (533,973)     (530,613)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (586,576)      848,008

CASH AND CASH EQUIVALENTS, beginning of period       956,627       108,619
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   370,051   $   956,627
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998  $(12,606)    $5,098,128   $5,085,522    7,336.55

  Distributions               (5,217)      (516,495)    (521,712)

  Redemption Payments            (93)        (9,179)      (9,272)     (21.00)

  Net Income                   8,993        890,334      899,327
                             --------     ----------   ----------  ----------
BALANCE, December 31, 1999    (8,923)     5,462,788    5,453,865    7,315.55

  Distributions               (5,217)      (516,506)    (521,723)

  Redemption Payments           (122)       (12,072)     (12,194)     (30.00)

  Net Income                   3,974        393,350      397,324
                             --------     ----------   ----------  ----------
BALANCE, December 31, 2000  $(10,288)    $5,327,560   $5,317,272    7,285.55
                             ========     ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The Partnership owns a 20% interest in the Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 26.05% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 22% interest in the Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 44.9042% interest in a restaurant in Waco, Texas and a 60% interest in the Fuddruckers restaurant. The remaining interests in these properties were owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owned a 30.794% interest in the Timber Lodge Steakhouse. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned 38.412% interest in this property until the interest was sold in a series of transactions to unrelated third parties in 1998 and 1999. During 1999, the Partnership sold its interest in the property to unrelated third parties.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                     Total Incurred by the Partnership
                                      for the Years Ended December 3l

                                                   2000          1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 114,868     $ 110,722
                                                 ========      ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  16,684     $  18,187
                                                 ========      ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $17,577 and $35,000
  for 2000 and 1999, respectively.              $  (9,730)    $ (16,706)
                                                 ========      ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $       0     $  27,697
                                                 ========      ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the JEMCARE property (10 years), the Tractor Supply Company store (14 years), the Children's World daycare center and the Arby's and Razzoo's restaurants (15 years). The Leases contain renewal options which may extend the lease term an additional 9 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2000 are as follows:

                                      Buildings and          Accumulated
Property                       Land     Equipment    Total   Depreciation

Children's World,
 Franconia Hills, VA      $  165,952  $  796,117  $  962,069  $  397,601
JEMCARE Learning Center,
 Haltom City, TX             132,925     284,288     417,213     163,480
Arby's, Marshall, MI         120,499     465,926     586,425     242,419
Denny's, Greenville, TX      332,077     696,355   1,028,432     120,562
Tractor Supply Company,
 Maryville, TN                40,267     179,138     219,405      31,571
Champps Americana, Troy, MI  429,808     900,457   1,330,265      72,942
Children's World,
 West Chester, OH            280,127     719,036     999,163      34,953
Razzoo's, Austin, TX         295,345           0     295,345           0
                           ----------  ----------  ----------  ----------
                          $1,797,000  $4,041,317  $5,838,317  $1,063,528
                           ==========  ==========  ==========  ==========




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     In February, 1999, the Partnership entered into an agreement to sell the Fuddruckers property to an unrelated third party. On June 16, 1999, the sale closed with the Partnership receiving net sale proceeds of $1,145,424, which resulted in a net gain of $270,045. At the time of sale, the cost and related accumulated depreciation was $1,138,296 and $262,917, respectively.

     In March, 1999, the Partnership entered into an agreement to sell the Waco property to an unrelated third party. On May 10, 1999, the sale closed with the Partnership receiving net sale proceeds of $128,879, which resulted in a net gain of $4,228. At the time of sale, the cost and related accumulated depreciation was $287,710 and $163,059, respectively.

     During 1999, the Partnership sold its interest in the Timber Lodge Steakhouse, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $566,111, which resulted in a total net gain of $81,897. The total cost and related accumulated depreciation of the property was $510,635 and $26,421, respectively. The majority of the net sale proceeds were reinvested in additional property.

     On July 14, 1999, the Partnership purchased a Children's World daycare center in West Chester, Ohio for $999,163. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $93,162.

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $295,345. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $282,465 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     The minimum future rental on the Leases for years subsequent to December 31, 2000 are as follows:

                       2001            $   594,886
                       2002                582,555
                       2003                585,481
                       2004                588,463
                       2005                591,502
                       Thereafter        4,636,151
                                        -----------
                                       $ 7,579,038
                                        ===========

     In 2000 and 1999, the Partnership recognized contingent rents of $20,819 and $22,978, respectively.

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

                   DECEMBER 31, 2000 AND 1999

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2000         1999
         Tenants             Industry

     ARAMARK Educational
      Resources, Inc.       Child Care       $ 243,462   $ 190,169
     Champps Operating
      Corporation           Restaurant         133,356     133,356
     Huntington Restaurants
      Group, Inc.           Restaurant         122,437     120,125
     Fuddruckers Inc.       Restaurant               0     203,980
                                              ---------   ---------

     Aggregate rent revenue of major tenants $ 499,255   $ 647,630
                                              =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             81%         82%
                                              =========   =========

(7)  Partners' Capital -

     Cash distributions of $5,339 and $5,310 were made to the General Partners and $516,506 and $516,495 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $70.68 and $70.45 per Limited Partnership Unit outstanding using 7,308 and 7,331 weighted average Units in 2000 and 1999, respectively. The distributions represent $52.16 and $70.45 per Unit of Net Income and $18.52 and $-0-per Unit of return of contributed capital in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Partners' Capital - (Continued)

     During 2000, two Limited Partners redeemed a total of 30 Partnership Units for $12,072 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, five Limited Partners redeemed a total of 21 Partnership Units for
     $9,179. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $945.25 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2000         1999

     Net Income for Financial
      Reporting Purposes                    $  397,324   $  899,327

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                        12,898       (3,980)

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                             0     (140,617)

     Real Estate Impairment Loss
      Not Recognized for
      Tax Purposes                                   0            0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes    0     (347,171)
                                             ----------   ----------
           Taxable Income to Partners       $  410,222   $  415,519
                                             ==========   ==========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                               2000         1999
     Partners' Capital for
      Financial Reporting Purposes          $5,317,272   $5,453,865

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        82,216       69,318

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes       1,054,819    1,054,819
                                             ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes        $6,454,307   $6,578,002
                                             ==========   ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2000                   1999
                            Carrying      Fair     Carrying     Fair
                             Amount       Value     Amount      Value

     Cash                  $     304   $     304   $     452  $     452
     Money Market Funds      369,747     369,747     956,175    956,175
                            ---------   ---------   ---------  ---------
        Total Cash and
          Cash Equivalents $ 370,051   $ 370,051   $ 956,627  $ 956,627
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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February28, 2001:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

         A. Exhibits -
                          Description

10.1 Net Lease Agreement dated January 10, 1996, between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 3103 W. I-30, Greenville, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 17, 1996).

10.2 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to
      Exhibit 10.9 of Form 10-KSB on March 23, 1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.  (Continued)

         A. Exhibits -
                              Description

10.3  First   Amendment   to  Net  Lease   Agreement   dated
      September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real
      Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K on September 15, 1998).

10.4 Purchase Agreement dated February 4, 1999 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Elizabeth Cockrum relating to the property at 2175 Barrett Station Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.1 of Form 8-K on June21, 1999).

10.5 Purchase Agreement dated March 24, 1999 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Tom Salome relating to the property at 1812 North Valley Mills Drive, Waco, Texas (incorporated by reference to
      Exhibit 10.1 of Form 10-QSB on July 30, 1999).

10.6 Amendment to Purchase Agreement dated May 19, 1999 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Elizabeth Cockrum relating to the property at 2175 Barrett Station Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.2 of Form 8-K on June 21, 1999).

10.7 Purchase and Sale Agreement and Escrow Instructions dated May 20, 1999 between AEI Fund Management, Inc. and ARAMARK Educational Resources, Inc. relating to the property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K on July 26, 1999).

10.8 Second Assignment of Purchase and Sale Agreement and Escrow Instructions dated June 18, 1999 between the
      Partnership, AEI Fund Management, Inc. and ARAMARK Educational Resources, Inc. relating to the property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K on July 26, 1999).

10.9 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K on July 26, 1999).

10.10 Purchase Agreement dated August 4, 1999 between the Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership and VTA Building Company relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.7 of Form 10-QSB on November 8, 1999).

10.11 Purchase Agreement dated October 6, 1999 between the Partnership and Kenneth F. Cairns relating to the property 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.8 of Form 10-QSB on November 8, 1999).

10.12 Purchase Agreement dated October 7, 1999 between the Partnership and Kathleen DeVoe Hans relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.9 of Form 10-QSB on November 8, 1999).

10.13 Purchase Agreement dated November 18, 1999 between the Partnership and AEI Real Estate Fund XVII Limited Partnership and Kilduff 1996 Revocable Trust, dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit
      10.14 of Form 10-KSB filed on March 10, 2000).

10.14 Development Financing Agreement dated May 8,  2000
      between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2,
      2000).

10.15 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed on August 2, 2000).

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


                               AEI REAL ESTATE FUND XV
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 9, 2001                  By:/s/ Robert P. Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)