Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2001-05-15
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   346,816    $   370,051
  Receivables                                        21,116         33,671
                                                 -----------    -----------
      Total Current Assets                          367,932        403,722
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,797,565      1,797,000
  Buildings and Equipment                         4,041,317      4,041,317
  Construction in Progress                          349,072        282,465
  Accumulated Depreciation                       (1,096,417)    (1,063,528)
                                                 -----------    -----------
      Net Investments in Real Estate              5,091,537      5,057,254
                                                 -----------    -----------
          Total Assets                          $ 5,459,469    $ 5,460,976
                                                 ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    14,804    $    26,484
  Distributions Payable                             117,220        117,220
  Unearned Rent                                      44,213              0
                                                 -----------    -----------
      Total Current Liabilities                     176,237        143,704
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (10,629)       (10,288)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,286 Units outstanding                        5,293,861      5,327,560
                                                 -----------    -----------
     Total Partners' Capital                      5,283,232      5,317,272
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $ 5,459,469    $ 5,460,976
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2001           2000

INCOME:
   Rent                                         $   152,631    $   143,710
   Investment Income                                 14,169         12,442
                                                 -----------    -----------
        Total Income                                166,800        156,152
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           29,648         28,579
   Partnership Administration and Property
      Management - Unrelated Parties                  7,873          6,791
   Depreciation                                      32,889         32,889
                                                 -----------    -----------
        Total Expenses                               70,410         68,259
                                                 -----------    -----------

NET INCOME                                      $    96,390    $    87,893
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $       964    $       879
   Limited Partners                                  95,426         87,014
                                                 -----------    -----------
                                                $    96,390    $    87,893
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,286 and 7,316 weighted average Units
 outstanding in 2001 and 2000, respectively)    $     13.10    $     11.89
                                                 ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $    96,390    $    87,893

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                    32,889         32,889
     Decrease in Receivables                         12,555         22,460
     Decrease in Payable to
         AEI Fund Management, Inc.                  (11,680)        (6,921)
     Increase in Unearned Rent                       44,213         43,663
                                                 -----------    -----------
        Total Adjustments                            77,977         92,091
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                        174,367        179,984
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (67,172)        (3,197)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                       (130,430)      (130,431)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (23,235)        46,356

CASH AND CASH EQUIVALENTS, beginning of period      370,051        956,627
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   346,816    $ 1,002,983
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General       Limited                    Units
                             Partners      Partners      Total     Outstanding


BALANCE, December 31, 1999  $ (8,923)   $ 5,462,788  $ 5,453,865    7,315.55

  Distributions               (1,304)      (129,127)    (130,431)

  Net Income                     879         87,014       87,893
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2000     $ (9,348)   $ 5,420,675  $ 5,411,327    7,315.55
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2000  $(10,288)   $ 5,327,560  $ 5,317,272    7,285.55

  Distributions               (1,305)      (129,125)    (130,430)

  Net Income                     964         95,426       96,390
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2001     $(10,629)   $ 5,293,861  $ 5,283,232    7,285.55
                             ========    ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $295,345. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $349,072 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $152,631 and $143,710, respectively. During the same periods, the Partnership earned investment income of $14,169 and $12,442, respectively. In 2001, rental income increased as a result of rent received from the Razzoo's restaurant and rent increases on three properties.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $29,648 and $28,579, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,873 and $6,791, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances decreased $23,235 as a result of cash used to purchase property. Net cash provided by operating activities decreased from $179,984 in 2000 to $174,367 in 2001, as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001 and 2000, the Partnership expended $67,172 and $3,197 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $295,345. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $349,072 for the construction  of  the property and was charging interest  on  the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $754,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $73,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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


Dated:  May 10, 2001          AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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