Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2001-08-14
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                      2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   275,753    $   370,051
  Receivables                                         10,416         33,671
                                                  -----------    -----------
      Total Current Assets                           286,169        403,722
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,800,948      1,797,000
  Buildings and Equipment                          4,456,228      4,041,317
  Construction in Progress                                 0        282,465
  Accumulated Depreciation                        (1,129,305)    (1,063,528)
                                                  -----------    -----------
      Net Investments in Real Estate               5,127,871      5,057,254
                                                  -----------    -----------
          Total Assets                           $ 5,414,040    $ 5,460,976
                                                  ===========    ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    19,349    $    26,484
  Distributions Payable                              117,279        117,220
  Unearned Rent                                       18,974              0
                                                  -----------    -----------
      Total Current Liabilities                      155,602        143,704
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (7,377)       (10,288)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,286 Units outstanding                         5,265,815      5,327,560
                                                  -----------    -----------
    Total Partners' Capital                        5,258,438      5,317,272
                                                  -----------    -----------
      Total Liabilities and Partners' Capital    $ 5,414,040    $ 5,460,976
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                   Three Months Ended       Six Months Ended
                                 6/30/01        6/30/00    6/30/01    6/30/00

INCOME:
   Rent                         $ 157,128    $ 148,352  $ 309,759   $ 292,062
   Investment Income               17,654       11,130     31,823      23,572
                                 ---------    ---------  ---------   ---------
        Total Income              174,782      159,482    341,582     315,634
                                 ---------    ---------  ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                     31,449       26,337     61,097      54,916
   Partnership Administration
    and Property Management -
    Unrelated Parties               4,810        2,564     12,683       9,355
   Depreciation                    32,888       32,888     65,777      65,777
                                 ---------    ---------  ---------   ---------
        Total Expenses             69,147       61,789    139,557     130,048
                                 ---------    ---------  ---------   ---------

NET INCOME                      $ 105,635    $  97,693  $ 202,025   $ 185,586
                                 =========    =========  =========   =========

NET INCOME ALLOCATED:
   General Partners             $   4,556    $     977  $   5,520   $   1,856
   Limited Partners               101,079       96,716    196,505     183,730
                                 ---------    ---------  ---------   ---------
                                $ 105,635    $  97,693  $ 202,025   $ 185,586
                                 =========    =========  =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,286 and 7,316 weighted average
 Units outstanding in 2001 and 2000,
 respectively.)                 $   13.87    $   13.22  $   26.97   $   25.11
                                 =========    =========  =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   202,025     $   185,586

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      65,777          65,777
     Decrease in Receivables                           23,255          18,620
     Decrease in Payable to
        AEI Fund Management, Inc.                      (7,135)        (12,706)
     Increase in Deferred Income                       18,974          43,663
                                                   -----------     -----------
        Total Adjustments                             100,871         115,354
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          302,896         300,940
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (136,394)       (294,753)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       59               0
   Distributions to Partners                         (260,859)       (260,862)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (260,800)       (260,862)
                                                   -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (94,298)       (254,675)

CASH AND CASH EQUIVALENTS, beginning of period        370,051         956,627
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $   275,753     $   701,952
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $ (8,923)   $5,462,788   $5,453,865    7,315.55

  Distributions               (2,608)     (258,254)    (260,862)

  Net Income                   1,856       183,730      185,586
                             ---------   ----------   ----------  -----------
BALANCE, June 30, 2000      $ (9,675)   $5,388,264   $5,378,589    7,315.55
                             =========   ==========   ==========  ===========


BALANCE, December 31, 2000  $(10,288)   $5,327,560   $5,317,272    7,285.55

  Distributions               (2,609)     (258,250)    (260,859)

  Net Income                   5,520       196,505      202,025
                             ---------   ----------   ----------  -----------
BALANCE, June 30, 2001      $ (7,377)   $5,265,815   $5,258,438    7,285.55
                             =========   ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate -

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $69,970. The Partnership's share of the total acquisition costs, including the cost of the land, was $714,204. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $309,759 and $292,062, respectively. During the same periods, the Partnership earned investment income of $31,823 and $23,572, respectively. In 2001, rental income increased as a result of rent received from the Razzoo's restaurant and rent increases on three properties.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $61,097 and $54,916, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,683 and $9,355, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $94,298 as a result of cash used to purchase property. Net cash provided by operating activities increased from $300,940 in 2000 to $302,896 in 2001, as a result of an increase in income in 2001, which was partially offset by an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001 and 2000, the Partnership expended $136,394 and $294,753, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $69,970. The Partnership's share of the total acquisition costs, including the cost of the land, was $714,204. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                             Description

        10.1 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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