Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2001-11-13
CIK 793631

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                  2001            2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   224,088     $   370,051
  Receivables                                           0          33,671
                                               -----------     -----------
      Total Current Assets                        224,088         403,722
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,801,150       1,797,000
  Buildings and Equipment                       4,456,510       4,041,317
  Construction in Progress                              0         282,465
  Accumulated Depreciation                     (1,165,797)     (1,063,528)
                                               -----------     -----------
      Net Investments in Real Estate            5,091,863       5,057,254
                                               -----------     -----------
          Total Assets                        $ 5,315,951     $ 5,460,976
                                               ===========     ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    10,310     $    26,484
  Distributions Payable                           117,338         117,220
  Unearned Rent                                    13,143               0
                                               -----------     -----------
      Total Current Liabilities                   140,791         143,704
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (3,709)        (10,288)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,286 Units outstanding                      5,178,869       5,327,560
                                               -----------     -----------
    Total Partners' Capital                     5,175,160       5,317,272
                                               -----------     -----------
      Total Liabilities and Partners' Capital $ 5,315,951     $ 5,460,976
                                               ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                              9/30/01       9/30/00    9/30/01       9/30/00

INCOME:
 Rent                        $ 122,069    $ 150,950   $ 431,828    $ 443,012
 Investment Income               1,643       10,042      33,466       33,614
                              ---------    ---------   ---------    ---------
        Total Income           123,712      160,992     465,294      476,626
                              ---------    ---------   ---------    ---------

EXPENSES:
 Partnership Administration -
  Affiliates                    36,081       31,540      97,178       86,456
 Partnership Administration
  and Property Management -
  Unrelated Parties              3,987        2,394      16,670       11,749
 Depreciation                   36,492       32,889     102,269       98,666
                              ---------    ---------   ---------    ---------
        Total Expenses          76,560       66,823     216,117      196,871
                              ---------    ---------   ---------    ---------

NET INCOME                   $  47,152    $  94,169   $ 249,177    $ 279,755
                              =========    =========   =========    =========

NET INCOME ALLOCATED:
 General Partners            $   4,972    $     942   $  10,492    $   2,798
 Limited Partners               42,180       93,227     238,685      276,957
                              ---------    ---------   ---------    ---------
                             $  47,152    $  94,169   $ 249,177    $ 279,755
                              =========    =========   =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,286 and 7,316 weighted
 average Units outstanding
 in 2001 and 2000,
 respectively)               $    5.79    $   12.75   $   32.76    $   37.86
                              =========    =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                  $   249,177     $   279,755

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    102,269          98,666
     Decrease in Receivables                          33,671          11,849
     Decrease in Payable to
        AEI Fund Management, Inc.                    (16,174)         (9,650)
     Increase in Unearned Rent                        13,143          22,331
                                                  -----------     -----------
        Total Adjustments                            132,909         123,196
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                         382,086         402,951
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (136,878)       (341,289)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     118               0
   Distributions to Partners                        (391,289)       (391,294)
                                                  -----------     -----------
        Net Cash Used For
        Financing Activities                        (391,171)       (391,294)
                                                  -----------     -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (145,963)       (329,632)

CASH AND CASH EQUIVALENTS, beginning of period       370,051         956,627
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $   224,088     $   626,995
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $ (8,923)   $ 5,462,788   $ 5,453,865    7,315.55

  Distributions               (3,913)      (387,381)     (391,294)

  Net Income                   2,798        276,957       279,755
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2000 $(10,038)   $ 5,352,364   $ 5,342,326    7,315.55
                             =========   ===========   ===========  ==========


BALANCE, December 31, 2000  $(10,288)   $ 5,327,560   $ 5,317,272    7,285.55

  Distributions               (3,913)      (387,376)     (391,289)

  Net Income                  10,492        238,685       249,177
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 2001 $ (3,709)   $ 5,178,869   $ 5,175,160    7,285.55
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate -

     On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $69,970. The Partnership's share of the total acquisition costs, including the cost of the land, was $714,689. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $41,664 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $431,828 and $443,012, respectively. During the same periods, the Partnership earned investment income of $33,466 and $33,614, respectively. In 2001, rental income decreased as a result of the loss of rent from the Denny's restaurant, discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on two properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $41,664 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $97,178 and $86,456, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,670 and $11,749, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $145,963 as a result of cash used to purchase property. Net cash provided by operating activities decreased from $402,951 in 2000 to $382,086 in 2001, as a result of a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership expended $136,878 and $341,289, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 22% interest in a parcel of land in Austin, Texas for $299,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $25,432. Effective October 4, 2000, the annual rent was increased to $29,172. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $69,970. The Partnership's share of the total acquisition costs, including the cost of the land, was $714,689. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        On October 1, 2001, three Limited Partners redeemed a total of 24.55 Partnership Units for $9,038 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-eight Limited Partners redeemed 214.45 Units for $136,712. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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


Dated:  November 8, 2001

                              AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)