Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2002-03-29
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $620,249.

As of February 28, 2002, there were 7,240.33 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,240,330.

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

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $72,912 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

        On November 21, 2001, the Partnership sold 9.9477% of the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $143,163, which resulted in a net gain of $52,556. At the time of sale, the cost and related accumulated depreciation of the interest sold was $109,129 and $18,522, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2001, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 65% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                              Total Property                Annual   Annual
                    Purchase   Acquisition                  Lease    Rent Per
Property              Date       Costs       Lessee         Payment  Sq. Ft.

Children's World                              ARAMARK
 Daycare Center                             Educational
 Franconia Hills, VA 3/24/87   $  962,069  Resources, Inc.   $154,686  $31.25

JEMCARE Learning Center
 Haltom City, TX      4/3/87   $  417,213  JEMCARE, Inc.     $ 30,402  $ 7.24

Arby's Restaurant                                RTM
 Marshall, MI        7/30/87   $  586,424  Mid-America, Inc. $ 24,000  $ 7.75

                                           Huntington
Denny's Restaurant                         Restaurants
 Greenville, TX      1/10/96   $1,028,432  Group, Inc.       $124,991  $25.35

Tractor Supply
 Company Store
 Maryville, TN                             Tractor Supply
 (10.0523%)          2/14/96   $  110,276  Company, Inc.     $ 12,246  $ 6.39

Champps
 Americana Restaurant                        Champps
 Troy, MI                                   Operating
 (26.05%)             9/3/98   $1,330,265  Corporation       $143,158  $49.56

Children's World                              ARAMARK
 Daycare Center                             Educational
 West Chester, OH    7/14/99   $  999,163  Resources, Inc.   $ 93,162  $11.80

Razzoo's Restaurant
 Austin, TX                                  Razzoo's,
 (22%)               6/27/01   $  714,689      Inc.          $ 69,970  $32.45


        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI
Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Tractor Supply Company store are owned by unrelated third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are for 20 years, except for the Arby's and Razzoo's restaurants and the Children's World daycare center in West Chester, Ohio, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The initial Lease term for the JEMCARE property, which was to expire on December 31, 2001, has been extended to March 31, 2002 and may be extended further. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana and Denny's restaurants and the Children's World daycare center in West Chester, Ohio, which have renewal options that may extend the Lease term an additional 15 years and the JEMCARE property, which has renewal options that may extend the Lease term an additional 9 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1996, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
           RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 652 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.    MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
           RELATED SECURITY HOLDER MATTERS.  (Continued)

        During  2001, three Limited Partners redeemed a total  of
24.55 Partnership Units for $9,039 in accordance with the Partnership Agreement. In prior years, a total of twenty-eight Limited Partners redeemed 214.45 Units for $136,712. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

        Cash distributions of $5,308 and $5,339 were made to the General Partners and $516,501 and $516,506 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $585,765 and $615,685, respectively. During the same periods, the Partnership earned investment income of $34,484 and $44,745, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant, discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on two properties.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $72,912 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $124,503 and $114,868, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,774 and $16,684, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $28,807 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities, which were partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $519,332 in 2000 to $495,682 in 2001, as a result of a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2001, the Partnership generated cash flow from the sale of real estate of $143,163. During the years ended December 31, 2001 and 2000, the Partnership expended $136,878 and $571,935, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On November 21, 2001, the Partnership sold 9.9477% of the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $143,163, which resulted in a net gain of $52,556. At the time of sale, the cost and related accumulated depreciation of the interest sold was $109,129 and $18,522, respectively.

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

        During  2001, three Limited Partners redeemed a total  of
24.55 Partnership Units for $9,039 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-eight Limited Partners redeemed 214.45 Units for $136,712. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

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


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





                              /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                  2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   341,244    $   370,051
  Receivables                                      21,164         33,671
                                               -----------    -----------
      Total Current Assets                        362,408        403,722
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,781,122      1,797,000
  Buildings and Equipment                       4,367,409      4,041,317
  Construction in Progress                              0        282,465
  Accumulated Depreciation                     (1,183,364)    (1,063,528)
                                               -----------    -----------
      Net Investments in Real Estate            4,965,167      5,057,254
                                               -----------    -----------
          Total Assets                        $ 5,327,575    $ 5,460,976
                                               ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    33,687    $    26,484
  Distributions Payable                           117,294        117,220
                                               -----------    -----------
      Total Current Liabilities                   150,981        143,704
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      0        (10,288)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,261 and 7,286 Units outstanding
   in 2001 and 2000, respectively               5,176,594      5,327,560
                                               -----------    -----------
     Total Partners' Capital                    5,176,594      5,317,272
                                               -----------    -----------
       Total Liabilities and Partners'Capital $ 5,327,575    $ 5,460,976
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                   2001            2000

INCOME:
  Rent                                        $   585,765      $   615,685
  Investment Income                                34,484           44,745
                                               -----------      -----------
      Total Income                                620,249          660,430
                                               -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates         124,503          114,868
  Partnership Administration and Property
     Management - Unrelated Parties                19,774           16,684
  Depreciation                                    138,358          131,554
                                               -----------      -----------
      Total Expenses                              282,635          263,106
                                               -----------      -----------

OPERATING INCOME                                  337,614          397,324

GAIN ON SALE OF REAL ESTATE                        52,556                0
                                               -----------      -----------
NET INCOME                                    $   390,170      $   397,324
                                               ===========      ===========

NET INCOME ALLOCATED:
  General Partners                            $    15,596      $     3,974
  Limited Partners                                374,574          393,350
                                               -----------      -----------
                                              $   390,170      $   397,324
                                               ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,279 and 7,308 weighted average Units
outstanding in 2001 and 2000, respectively)   $     51.46      $     53.82
                                               ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   390,170     $   397,324

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   138,358         131,554
     Gain on Sale of Real Estate                    (52,556)              0
     (Increase) Decrease in Receivables              12,507         (11,211)
     Increase in Payable to
         AEI Fund Management, Inc.                    7,203           1,665
                                                 -----------     -----------
       Total Adjustments                            105,512         122,008
                                                 -----------     -----------
       Net Cash Provided By
           Operating Activities                     495,682         519,332
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (136,878)       (571,935)
  Proceeds from Sale of Real Estate                 143,163               0
                                                 -----------     -----------
       Net Cash Provided By (Used For)
          Investing Activities                        6,285        (571,935)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable           74             (56)
  Distributions to Partners                        (521,718)       (521,723)
  Redemption Payments                                (9,130)        (12,194)
                                                 -----------     -----------
       Net Cash Used For
          Financing Activities                     (530,774)       (533,973)
                                                 -----------     -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (28,807)       (586,576)

CASH AND CASH EQUIVALENTS, beginning of period      370,051         956,627
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   341,244     $   370,051
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                  Partnership
                              General     Limited                    Units
                              Partners    Partners      Total     Outstanding


BALANCE, December 31, 1999  $ (8,923)   $5,462,788  $5,453,865     7,315.55

  Distributions               (5,217)     (516,506)   (521,723)

  Redemption Payments           (122)      (12,072)    (12,194)      (30.00)

  Net Income                   3,974       393,350     397,324
                             --------    ----------  ----------   ----------
BALANCE, December 31, 2000   (10,288)    5,327,560   5,317,272     7,285.55

  Distributions               (5,217)     (516,501)   (521,718)

  Redemption Payments            (91)       (9,039)     (9,130)      (24.55)

  Net Income                  15,596       374,574     390,170
                             --------    ----------  ----------  -----------
BALANCE, December 31, 2001  $      0    $5,176,594  $5,176,594     7,261.00
                             ========    ==========  ==========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 10.0523% interest in a Tractor Supply Company store. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership, owned 80% interest in this property until the interest was sold to unrelated third parties in a series of transactions with the last sale occurring in November, 2001. The Partnership owns a 26.05% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 22% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                   2001          2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 124,503     $ 114,868
                                                  ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.            $  19,774     $  16,684
                                                  ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $1,096 and $17,577
  for 2001 and 2000, respectively.               $     903     $  (9,730)
                                                  ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.          $   7,739     $       0
                                                  ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Arby's and Razzoo's restaurants and the Children's World daycare center in West Chester, Ohio, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The initial Lease term for the JEMCARE property, which was to expire on December 31, 2001, has been extended to March 31, 2002 and may be extended further. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana and Denny's restaurants and the Children's World daycare center in West Chester, Ohio, which have renewal options that may extend the Lease term an additional 15 years and the JEMCARE property, which has renewal options that may extend the Lease term an additional 9 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The JEMCARE Learning Center was constructed in 1986. The Children's World Daycare Center in Franconia Hills, Virginia was constructed in 1987. The Partnership acquired these three properties during 1987. The Denny's restaurant and Tractor Supply Company store were constructed in 1995 and acquired in 1996. The Champps Americana restaurant was constructed and acquired in 1998. The Children's World daycare center in West Chester, Ohio was constructed in 1997 and acquired in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2001 are as follows:

                                   Buildings and              Accumulated
Property                     Land    Equipment      Total     Depreciation

Children's World,
 Franconia Hills, VA     $  165,952  $  796,117  $  962,069   $  422,188
JEMCARE Learning Center,
 Haltom City, TX            132,925     284,288     417,213      170,915
Arby's, Marshall, MI        120,498     465,926     586,424      255,931
Denny's, Greenville, TX     332,077     696,355   1,028,432      144,877
Tractor Supply Company,
 Maryville, TN               20,239      90,037     110,276       19,122
Champps Americana, Troy, MI 429,808     900,457   1,330,265      104,203
Children's World,
 West Chester, OH           280,127     719,036     999,163       58,921
Razzoo's, Austin, TX        299,496     415,193     714,689        7,207
                          ----------  ----------  ----------   ----------
                         $1,781,122  $4,367,409  $6,148,531   $1,183,364
                          ==========  ==========  ==========   ==========


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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $72,912 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

     On November 21, 2001, the Partnership sold 9.9477% of the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $143,163, which resulted in a net gain of $52,556. At the time of sale, the cost and related accumulated depreciation of the interest sold was $109,129 and $18,522, respectively.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The minimum future rental on the Leases for years subsequent to December 31, 2001 are as follows:

                       2002          $   632,213
                       2003              627,650
                       2004              631,093
                       2005              634,596
                       2006              638,160
                       Thereafter      4,514,524
                                      -----------
                                     $ 7,678,236
                                      ===========

     In 2001 and 2000, the Partnership recognized contingent rents of $21,164 and $20,819, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2001       2000
      Tenants               Industry

     ARAMARK Educational
        Resources, Inc.     Child Care         $ 247,219   $ 243,462
     Champps Operating
        Corporation         Restaurant           134,990     133,356
     Huntington Restaurants
        Group, Inc.         Restaurant               N/A     122,437
                                                ---------   ---------

     Aggregate rent revenue of major tenants   $ 382,209   $ 499,255
                                                =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               65%         81%
                                                =========   =========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Partners' Capital -

     Cash distributions of $5,308 and $5,339 were made to the General Partners and $516,501 and $516,506 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $70.96 and $70.68 per Limited Partnership Unit outstanding using 7,279 and 7,308 weighted average Units in 2001 and 2000, respectively. The distributions represent $50.22 and $52.16 per Unit of Net Income and $20.74 and $18.52 per Unit of return of contributed capital in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2001,  three Limited Partners redeemed  a  total  of
     24.55 Partnership Units for $9,039 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, two Limited Partners redeemed a total of 30 Partnership Units for $12,072. The redemptions increase the remaining Limited Partners' ownership in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $948.44 per original $1,000 invested.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2001         2000

     Net Income for Financial
      Reporting Purposes                       $ 390,170    $ 397,324

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                          18,124       12,898

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          72,911            0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes (1,940)           0
                                                ---------    ---------
           Taxable Income to Partners          $ 479,265    $ 410,222
                                                =========    =========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                    2001          2000
     Partners' Capital for
      Financial Reporting Purposes               $5,176,594    $5,317,272

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                             98,400        82,216

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                             72,911             0

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes            1,054,819     1,054,819
                                                  ----------    ----------
           Partners' Capital for
              Tax Reporting Purposes             $6,402,724    $6,454,307
                                                  ==========    ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2001                    2000
                         Carrying      Fair      Carrying      Fair
                          Amount      Value       Amount       Value

     Cash                $     140   $     140   $     304   $     304
     Money Market Funds    341,104     341,104     369,747     369,747
                          ---------   ---------   ---------   ---------
      Total Cash and
       Cash Equivalents  $ 341,244   $ 341,244   $ 370,051   $ 370,051
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

         A. Exhibits
                            Description

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

         A. Exhibits
                              Description

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

    10.4 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K on July 26, 1999).

    10.5 Development Financing Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2,
    2000).

    10.6 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit
    10.2 of Form 10-QSB filed on August 2, 2000).

    10.7 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
    2001).

    10.8  Purchase Agreement dated November 7, 2001  between  the
    Partnership  and  Albert and Vivian Martin  relating  to  the
    property   at   1800  Lamar  Alexander  Parkway,   Maryville,
    Tennessee.

    10.9  Property Co-Tenancy Ownership Agreement dated  November
    21,  2001  between  the  Partnership and  Albert  and  Vivian
    Martin  relating  to  the property at  1800  Lamar  Alexander
    Parkway, Maryville, Tennessee.


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


                           AEI REAL ESTATE FUND XV
                           Limited Partnership
                           By: AEI Fund Management 86-A, Inc.
                               Its Managing General Partner


March 8, 2002              By:/s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)