Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2002-05-13
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   320,428    $   341,244
  Receivables                                            147         21,164
                                                  -----------    -----------
      Total Current Assets                           320,575        362,408
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,781,122      1,781,122
  Buildings and Equipment                          4,367,409      4,367,409
  Accumulated Depreciation                        (1,219,051)    (1,183,364)
                                                  -----------    -----------
      Net Investments in Real Estate               4,929,480      4,965,167
                                                  -----------    -----------
          Total Assets                           $ 5,250,055    $ 5,327,575
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    23,245    $    33,687
  Distributions Payable                              117,294        117,294
  Unearned Rent                                       12,970              0
                                                  -----------    -----------
      Total Current Liabilities                      153,509        150,981
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (800)             0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,261Units outstanding                          5,097,346      5,176,594
                                                  -----------    -----------
      Total Partners' Capital                      5,096,546      5,176,594
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 5,250,055    $ 5,327,575
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2002           2001

INCOME:
   Rent                                         $   132,072    $   152,631
   Investment Income                                  1,052         14,169
                                                 -----------    -----------
        Total Income                                133,124        166,800
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           36,879         29,648
   Partnership Administration and Property
      Management - Unrelated Parties                 10,176          7,873
   Depreciation                                      35,687         32,889
                                                 -----------    -----------
        Total Expenses                               82,742         70,410
                                                 -----------    -----------

NET INCOME                                      $    50,382    $    96,390
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $       504    $       964
   Limited Partners                                  49,878         95,426
                                                 -----------    -----------
                                                $    50,382    $    96,390
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,261 and 7,286 weighted average Units
 outstanding in 2002 and 2001, respectively)    $      6.87    $     13.10
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    50,382   $    96,390

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                       35,687        32,889
     Decrease in Receivables                            21,017        12,555
     Decrease in Payable to
         AEI Fund Management, Inc.                     (10,442)      (11,680)
     Increase in Unearned Rent                          12,970        44,213
                                                    -----------   -----------
        Total Adjustments                               59,232        77,977
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           109,614       174,367
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0       (67,172)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                          (130,430)     (130,430)
                                                    -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (20,816)      (23,235)

CASH AND CASH EQUIVALENTS, beginning of period         341,244       370,051
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   320,428   $   346,816
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $ (10,288)  $ 5,327,560  $ 5,317,272    7,285.55

  Distributions                (1,305)     (129,125)    (130,430)

  Net Income                      964        95,426       96,390
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2001     $ (10,629)  $ 5,293,861  $ 5,283,232    7,285.55
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2001  $       0   $ 5,176,594  $ 5,176,594    7,261.00

  Distributions                (1,304)     (129,126)    (130,430)

  Net Income                      504        49,878       50,382
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2002     $    (800)  $ 5,097,346  $ 5,096,546    7,261.00
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. On December 30, 1986, the offering terminated when the maximum subscription limit of 7,500 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively.

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $31,649 and $72,912 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

     On November 21, 2001, the Partnership sold 9.9477% of the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $143,163, which resulted in a net gain of $52,556. At the time of sale, the cost and related accumulated depreciation of the interest sold was $109,129 and $18,522, respectively.

     During the three months ended March 31, 2002, the Partnership distributed $26,611 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $132,072 and $152,631, respectively. During the same periods, the Partnership earned investment income of $1,052 and $14,169, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2001 and rent increases on two properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $31,649 and $72,912 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $36,879 and $29,648, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,176 and $7,873, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances decreased $20,816 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $174,367 in 2001 to $109,614 in 2002, as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership expended $67,172 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        During the three months ended March 31, 2002, the Partnership distributed $26,611 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  April 30, 2002        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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