Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2002-08-14
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   286,272    $   341,244
  Receivables                                              0         21,164
                                                  -----------    -----------
      Total Current Assets                           286,272        362,408
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,717,611      1,781,122
  Buildings and Equipment                          4,259,523      4,367,409
  Accumulated Depreciation                        (1,254,738)    (1,183,364)
                                                  -----------    -----------
      Net Investments in Real Estate               4,722,396      4,965,167
                                                  -----------    -----------
          Total Assets                           $ 5,008,668    $ 5,327,575
                                                  ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    57,068    $    33,687
  Distributions Payable                               88,803        117,294
  Unearned Rent                                       11,930              0
                                                  -----------    -----------
      Total Current Liabilities                      157,801        150,981
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (4,223)             0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,261Units outstanding                          4,855,090      5,176,594
                                                  -----------    -----------
      Total Partners' Capital                      4,850,867      5,176,594
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 5,008,668    $ 5,327,575
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended        Six Months Ended
                             6/30/02      6/30/01      6/30/02     6/30/01

INCOME:
   Rent                     $ 132,405    $ 157,128    $ 264,477   $ 309,759
   Investment Income              950       17,654        2,002      31,823
                             ---------    ---------    ---------   ---------
        Total Income          133,355      174,782      266,479     341,582
                             ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                30,839       31,449       67,718      61,097
   Partnership Administration
     and Property Management -
     Unrelated Parties         42,363        4,810       52,539      12,683
   Depreciation                35,687       32,888       71,374      65,777
   Real Estate Impairment     171,397            0      171,397           0
                             ---------    ---------    ---------   ---------
        Total Expenses        280,286       69,147      363,028     139,557
                             ---------    ---------    ---------   ---------

NET INCOME (LOSS)           $(146,931)   $ 105,635    $ (96,549)  $ 202,025
                             =========    =========    =========   =========

NET INCOME (LOSS) ALLOCATED:
   General Partners         $  (2,435)   $   4,556    $  (1,931)  $   5,520
   Limited Partners          (144,496)     101,079      (94,618)    196,505
                             ---------    ---------    ---------   ---------
                            $(146,931)   $ 105,635    $ (96,549)  $ 202,025
                             =========    =========    =========   =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (7,261 and 7,286 weighted average
 Units outstanding in 2002 and 2001,
 respectively.)             $  (19.90)   $   13.87    $  (13.03)  $   26.97
                             =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                    2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            $   (96,549)    $   202,025

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    71,374          65,777
     Real Estate Impairment                         171,397               0
     Decrease in Receivables                         21,164          23,255
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    23,381          (7,135)
     Increase in Deferred Income                     11,930          18,974
                                                 -----------     -----------
        Total Adjustments                           299,246         100,871
                                                 -----------     -----------
        Net Cash Provided By
        Operating Activities                        202,697         302,896
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             0        (136,394)
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable     (28,491)             59
   Distributions to Partners                       (229,178)       (260,859)
                                                 -----------     -----------
        Net Cash Used For
        Financing Activities                       (257,669)       (260,800)
                                                 -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (54,972)        (94,298)

CASH AND CASH EQUIVALENTS, beginning of period      341,244         370,051
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   286,272     $   275,753
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(10,288)   $5,327,560   $5,317,272    7,285.55

  Distributions               (2,609)     (258,250)    (260,859)

  Net Income                   5,520       196,505      202,025
                             ---------   ----------   ----------  ----------
BALANCE, June 30, 2001      $ (7,377)   $5,265,815   $5,258,438    7,285.55
                             =========   ==========   ==========  ==========


BALANCE, December 31, 2001  $      0    $5,176,594   $5,176,594    7,261.00

  Distributions               (2,292)     (226,886)    (229,178)

  Net Loss                    (1,931)      (94,618)     (96,549)
                             ---------   ----------   ----------  ----------
BALANCE, June 30, 2002      $ (4,223)   $4,855,090   $4,850,867    7,261.00
                             =========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the six months ended June 30, 2002 and the year ended December 31, 2001, HRG owed $63,498 and $72,912 for past due rent, which has not been accrued. In the second quarter of 2002, the Partnership incurred $35,551 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

     As of June 30, 2002, based on an analysis of market conditions in the area, it was determined the fair value of the Denny's restaurant was approximately $700,000. In the second quarter of 2002, a charge to operations for real estate impairment of $171,397 was recognized which is the difference between the book value at June 30, 2002 of $871,397 and the estimated fair value of $700,000. The charge was recorded against the cost of the land, building and equipment.

     On November 21, 2001, the Partnership sold 9.9477% of the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $143,163, which resulted in a net gain of $52,556. At the time of sale, the cost and related accumulated depreciation of the interest sold was $109,129 and $18,522, respectively.

     During the six months ended June 30, 2002, the Partnership distributed $65,206 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $264,477 and $309,759, respectively. During the same periods, the Partnership earned investment income of $2,002 and $31,823, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2001 and rent increases on two properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and lower money market interest rates in 2002.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $31,649 and $72,912 for past due rent, which has not been accrued. In the second quarter of 2002, the Partnership incurred $35,551 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

        As of June 30, 2002, based on an analysis of market conditions in the area, it was determined the fair value of the Denny's restaurant was approximately $700,000. In the second quarter of 2002, a charge to operations for real estate impairment of $171,397 was recognized which is the difference between the book value at June 30, 2002 of $871,397 and the estimated fair value of $700,000. The charge was recorded against the cost of the land, building and equipment.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $67,718 and $61,097, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,539 and $12,683, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 5.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances decreased $54,972 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $302,896 in 2001 to $202,697 in 2002, as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001, the Partnership expended $136,394 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

       During the six months ended June 30, 2002, the Partnership distributed $65,206 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2002, the Partnership's distribution rate was decreased from 7.5% to 5.7%. As a result, distributions were lower in 2002, when compared to 2001.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -     None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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