Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2002-11-14
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

           Signatures

           Certifications

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                 $   400,548   $   341,244
  Receivables                                         0        21,164
                                             -----------   -----------
      Total Current Assets                      400,548       362,408
                                             -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                        1,697,373     1,781,122
  Buildings and Equipment                     4,169,485     4,367,409
  Accumulated Depreciation                   (1,267,363)   (1,183,364)
                                             -----------   -----------
      Net Investments in Real Estate          4,599,495     4,965,167
                                             -----------   -----------
          Total Assets                      $ 5,000,043   $ 5,327,575
                                             ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.      $    39,377   $    33,687
  Distributions Payable                          88,803       117,294
                                             -----------   -----------
      Total Current Liabilities                 128,180       150,981
                                             -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    0             0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,261Units outstanding                     4,871,863     5,176,594
                                             -----------   -----------
    Total Partners' Capital                   4,871,863     5,176,594
                                             -----------   -----------
     Total Liabilities and Partners'Capital $ 5,000,043   $ 5,327,575
                                             ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                           Three Months Ended      Nine Months Ended
                           9/30/02     9/30/01    9/30/02     9/30/01

INCOME:
 Rent                     $ 131,468  $ 122,069   $ 395,945   $ 431,828
 Investment Income            1,037      1,643       3,039      33,466
                           ---------  ---------   ---------   ---------
        Total Income        132,505    123,712     398,984     465,294
                           ---------  ---------   ---------   ---------

EXPENSES:
 Partnership Administration -
   Affiliates                23,947     36,081      91,665      97,178
 Partnership Administration
   and Property Management -
   Unrelated Parties         13,046      3,987      65,585      16,670
 Depreciation                33,917     36,492     105,291     102,269
 Real Estate Impairment           0          0     171,397           0
                           ---------  ---------   ---------   ---------
        Total Expenses       70,910     76,560     433,938     216,117
                           ---------  ---------   ---------   ---------

OPERATING INCOME (LOSS)      61,595     47,152     (34,954)    249,177

GAIN ON SALE OF REAL ESTATE  58,149          0      58,149           0
                           ---------  ---------   ---------   ---------
NET INCOME                $ 119,744  $  47,152   $  23,195   $ 249,177
                           =========  =========   =========   =========

NET INCOME ALLOCATED:
 General Partners         $   5,210  $   4,972   $   3,279   $  10,492
 Limited Partners           114,534     42,180      19,916     238,685
                           ---------  ---------   ---------   ---------
                          $ 119,744  $  47,152   $  23,195   $ 249,177
                           =========  =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,261 and 7,286 weighted average
 Units outstanding in 2002 and 2001,
 respectively)            $   15.77  $    5.79   $    2.74   $   32.76
                           =========  =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $    23,195    $   249,177

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    105,291        102,269
     Real Estate Impairment                          171,397              0
     Gain on Sale of Real Estate                     (58,149)             0
     Decrease in Receivables                          21,164         33,671
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      5,690        (16,174)
     Increase in Unearned Rent                             0         13,143
                                                  -----------    -----------
        Total Adjustments                            245,393        132,909
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         268,588        382,086
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0       (136,878)
   Proceeds from Sale of Real Estate                 147,133              0
                                                  -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         147,133       (136,878)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (28,491)           118
   Distributions to Partners                        (327,926)      (391,289)
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (356,417)      (391,171)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               59,304       (145,963)

CASH AND CASH EQUIVALENTS, beginning of period       341,244        370,051
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   400,548    $   224,088
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(10,288)  $ 5,327,560  $ 5,317,272     7,285.55

  Distributions               (3,913)     (387,376)    (391,289)

  Net Income                  10,492       238,685      249,177
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2001 $ (3,709)  $ 5,178,869  $ 5,175,160     7,285.55
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2001  $      0   $ 5,176,594  $ 5,176,594     7,261.00

  Distributions               (3,279)     (324,647)    (327,926)

  Net Income                   3,279        19,916       23,195
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2002 $      0   $ 4,871,863  $ 4,871,863     7,261.00
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed
     $95,347 and $72,912 for past due rent, which has not been accrued. In the second and third quarter of 2002, the Partnership incurred $41,051 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

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

     Through September 30, 2002, the Partnership sold it's 20% interest in the Tractor Supply Company store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the nine months ended September 30, 2002, the net gain was $58,149.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the nine months ended September 30, 2002, the Partnership distributed $65,206 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

The Application of Critical Accounting Policies

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

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $395,945 and $431,828, respectively. During the same periods, the Partnership earned investment income of $3,039 and $33,466, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2001 and rent increases on two properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and lower money market interest rates.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed $95,347 and $72,912 for past due rent, which has not been accrued. In the second and third quarter of 2002, the Partnership incurred $41,051 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $91,665 and $97,178, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $65,585 and $16,670, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 5.7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $59,304 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $382,086 in 2001 to $268,588 in 2002, as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001, the Partnership expended $136,878 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales. During the nine months ended September 30, 2002, the Partnership generated cash flow from the sale of real estate of $147,133.

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

        Through September 30, 2002, the Partnership sold it's 20% interest in the Tractor Supply Company store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the nine months ended September 30, 2002, the net gain was $58,149.

       During the nine months ended September 30, 2002, the Partnership distributed $65,206 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of thirty-one Limited Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       (a) Exhibits -
                             Description

99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)




                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XV Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 1, 2002         /s/ Robert P Johnson
                                     Robert P. Johnson, President
                                     AEI Fund Management 86-A, Inc.
                                     Managing General Partner


                         CERTIFICATIONS

I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XV Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 1, 2002         /s/ Mark E Larson
                                     Mark E. Larson, Chief Financial Officer
                                     AEI Fund Management 86-A, Inc.
                                     Managing General Partner