Form 10KSB
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2003-03-26
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $688,828.

As of February 28, 2003, there were 7,215.33 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,215,330.
               DOCUMENTS INCORPORATED BY REFERENCE

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $127,196 and $72,912 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $53,514 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed the taxes, which are normally the responsibility of the lessee.

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        On December 30, 2002, the Partnership entered into an agreement to sell the property for $500,000 to an unrelated third party. In the fourth quarter of 2002, a charge to operations for real estate impairment of $220,837 was recognized, which was the difference between the book value at December 31, 2002 of $690,837 and the estimated net sale proceeds of $470,000. The charge was recorded against the cost of the land and building. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Through December 31, 2002, the Partnership sold its 20% interest in the Tractor Supply Company store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the years ended December 2002 and 2001, the net gain was $58,149 and $52,556, respectively.

        Subsequent to December 31, 2002, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,780,000,  which  resulted  in  a  net  gain  of  approximately
$590,000.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the tenant. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $243,000, which resulted in a net gain of approximately $5,000.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Children's World daycare center in West Chester, Ohio to an unrelated third party. On March 4, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $1,225,000, which resulted in a net gain of approximately $314,000.

       Subsequent to December 31, 2002, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 85% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2003 and future years. However, the tenant of the Champps restaurant will not continue to be a major tenant since the property was sold in January and February 2003. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                              Total Property              Annual    Annual
                     Purchase  Acquisition                Lease    Rent Per
Property               Date       Costs    Lessee         Payment  Sq. Ft.

Children's World                            ARAMARK
Daycare Center                            Educational
   Franconia, VA       3/24/87 $962,069 Resources, Inc.   $156,446 $31.61

JEMCARE Learning Center
   Haltom City, TX      4/3/87 $417,213  JEMCARE, Inc.    $ 30,402 $ 7.24

Arby's Restaurant                             RTM
    Marshall, MI       7/30/87 $586,424 Mid-America, Inc. $ 24,000 $ 7.75

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property              Annual    Annual
                    Purchase  Acquisition                Lease     Rent Per
Property               Date      Costs     Lessee        Payment   Sq. Ft.
Denny's Restaurant
   Greenville, TX      1/10/96 $1,028,432   (1)

Champps
   Americana Restaurant                     Champps
   Troy, MI                                Operating
   (26.05%)             9/3/98 $1,330,265 Corporation     $143,158 $49.56

Children's World                             ARAMARK
   Daycare Center                           Educational
   West Chester, OH    7/14/99 $  999,163 Resources, Inc. $ 93,162 $11.80

Razzoo's Restaurant
   Austin, TX                             Razzoo's,
   (22%)               6/27/01 $  714,689    Inc.         $ 69,970 $32.45

 (1)  The property is vacant and under contract to be sold.

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

        The initial Lease terms are 20 years, except for the Arby's and Razzoo's restaurants and the Children's World daycare center in West Chester, Ohio, which have Lease terms of 15 years. The initial Lease term for the JEMCARE property, which was to expire on December 31, 2001, has been extended to March 31, 2003. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana restaurant and the Children's World daycare center in West Chester, Ohio, which have renewal options that may extend the Lease term an additional 15 years and the JEMCARE property, which has renewal options that may extend the Lease term an additional 9 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5, 39 or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1997, all properties listed above were 100% occupied, except for the Denny's restaurant which has been 100% vacant since December 2002.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THEREGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 656 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 31 Limited
Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,267 and $5,308 were made to the General Partners and $422,407 and $516,501 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.  MARKET FOR THEREGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS. (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $64,554 of proceeds from property sales in 2002. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $546,767 and $585,765, respectively. During the same periods, the Partnership earned investment income of $4,128 and $34,484, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2001 and rent increases on two properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and lower money market interest rates.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $127,196 and $72,912 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $53,514 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed the taxes, which are normally the responsibility of the lessee.

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 30, 2002, the Partnership entered into an agreement to sell the property for $500,000 to an unrelated third party. In the fourth quarter of 2002, a charge to operations for real estate impairment of $220,837 was recognized, which was the difference between the book value at December 31, 2002 of $690,837 and the estimated net sale proceeds of $470,000. The charge was recorded against the cost of the land and building. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $116,205 and $124,503, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,532 and $19,774, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 5.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $120,144 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $495,682 in 2001 to $428,176 in 2002 as a result of an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $147,133 and $143,163. During the year ended December 31, 2001, the Partnership expended $136,878 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2002, the Partnership sold its 20% interest in the Tractor Supply Company store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the years ended December 2002 and 2001, the net gain was $58,149 and $52,556, respectively.

        During 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        Subsequent to December 31, 2002, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,780,000,  which  resulted  in  a  net  gain  of  approximately
$590,000.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the tenant. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $243,000, which resulted in a net gain of approximately $5,000.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Children's World daycare center in West Chester, Ohio to an unrelated third party. On March 4, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $1,225,000, which resulted in a net gain of approximately $314,000.

       Subsequent to December 31, 2002, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 31 Limited
Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               14

Balance Sheet as of December 31, 2002 and 2001               15

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  16

     Cash Flows                                              17

     Changes in Partners' Capital                            18

Notes to Financial Statements                           19 - 30



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.












Minneapolis,  Minnesota     Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003            Certified Public Accountants

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents              $  461,388  $ 341,244
  Receivables                                27,470     21,164
                                           --------  ---------
      Total Current Assets                  488,858    362,408
                                           --------  ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    1,428,806  1,781,122
  Buildings and Equipment                 3,581,017  4,367,409
  Accumulated Depreciation               (1,134,541)(1,183,364)
                                           --------  ---------
                                          3,875,282  4,965,167
  Real Estate Held for Sale                 470,000          0
                                           --------  ---------
      Net Investments in Real Estate      4,345,282  4,965,167
                                           --------  ---------
NOTE RECEIVABLE                             100,000          0
                                           --------  ---------
          Total Assets                   $4,934,140 $5,327,575
                                           ========   ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  54,078 $   33,687
  Distributions Payable                      88,803    117,294
                                           --------  ---------
      Total Current Liabilities             142,881    150,981
                                           --------  ---------
PARTNERS' CAPITAL:
  General Partners                                0          0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,261  Units outstanding in 2002
     and 2001                             4,791,259  5,176,594
                                           --------  ---------
      Total Partners' Capital             4,791,259  5,176,594
                                          ---------  ---------
           Total Liabilities and
           Partners' Capital             $4,934,140 $5,327,575
                                           ========   ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                             2002       2001

INCOME:
  Rent                                   $  546,767  $ 585,765
  Investment Income                           4,128     34,484
  Lease Settlement                          137,933          0
                                           ---------  ---------
      Total Income                          688,828    620,249
                                           ---------  ---------

EXPENSES:
  Partnership Administration - Affiliates   116,205    124,503
  Partnership Administration and Property
     Management - Unrelated Parties          58,532     19,774
  Depreciation                              138,667    138,358
  Real Estate Impairment                    392,234          0
                                           ---------  ---------
      Total Expenses                        705,638    282,635
                                           ---------  ---------

OPERATING INCOME (LOSS)                    (16,810)    337,614

GAIN ON SALE OF REAL ESTATE                  58,149     52,556
                                           ---------  ---------
NET INCOME                                $  41,339  $ 390,170
                                           ========   ========

NET INCOME ALLOCATED:
  General Partners                        $   4,267  $  15,596
  Limited Partners                           37,072    374,574
                                           ---------  ---------
                                          $  41,339  $ 390,170
                                           ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,261 and 7,279 weighted average Units
outstanding in 2002 and 2001,
respectively)                             $    5.11  $   51.46
                                           ========   ========




 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                  2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  41,339  $ 390,170

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                               138,667    138,358
     Real Estate Impairment                     392,234          0
     Gain on Sale of Real Estate                (58,149)   (52,556)
     (Increase) Decrease in Receivables          (6,306)    12,507
     Increase in Note Receivable               (100,000)         0
     Increase in Payable to
       AEI Fund Management, Inc.                 20,391      7,203
                                              ---------  ---------
       Total Adjustments                        386,837    105,512
                                              ---------  ---------
       Net Cash Provided By
           Operating Activities                 428,176    495,682
                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          0   (136,878)
  Proceeds from Sale of Real Estate             147,133    143,163
                                              ---------  ---------
       Net Cash Provided By
           Investing Activities                 147,133      6,285
                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions
    Payable                                     (28,491)        74
  Distributions to Partners                    (426,674)  (521,718)
  Redemption Payments                                 0     (9,130)
                                              ---------  ---------
       Net Cash Used For
           Financing Activities                (455,165)  (530,774)
                                              ---------  ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         120,144    (28,807)

CASH AND CASH EQUIVALENTS,
beginning of period                             341,244    370,051
                                              ---------  ---------
CASH AND CASH EQUIVALENTS,
end of period                                 $ 461,388  $ 341,244
                                               ========   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
  Note Receivable Acquired Through
  Lease Settlement                            $ 100,000
                                               ========
 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                              Limited
                                                            Partnership
                               General   Limited               Units
                              Partners  Partners     Total  Outstanding


BALANCE, December 31, 2000  $ (10,288) $5,327,560 $5,317,272  7,285.55

  Distributions                (5,217)   (516,501)  (521,718)

  Redemption Payments             (91)     (9,039)    (9,130)   (24.55)

  Net Income                   15,596     374,574    390,170
                             --------   ---------   --------  --------
BALANCE, December 31, 2001          0   5,176,594  5,176,594  7,261.00

  Distributions                (4,267)   (422,407)  (426,674)

  Net Income                    4,267      37,072     41,339
                             --------   ---------   --------  --------
BALANCE, December 31, 2002  $       0  $4,791,259 $4,791,259  7,261.00
                             ========   =========  =========  ========








 The accompanying Notes to Financial Statements are an integral part of this statement.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Notes Receivable

       The Partnership records its notes receivable at their estimated net realizable value. The Partnership provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its notes receivable. Notes receivable considered uncollectible are charged against the allowance. The Partnership stops accruing interest in its financial statements on delinquent notes receivable until such time as payments resume.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS -

     At December 31, 2002, the Partnership owned a 26.05% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 22% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 20% interest in a Tractor Supply Company store. AEI Real Estate Fund 85-A Limited Partnership, an affiliate of the Partnership, owned an 80% interest in this property until the interest was sold to unrelated third parties in a series of transactions with the last sale occurring in November, 2001.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                     2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 116,205  $ 124,503
                                                   ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.             $  58,532  $  19,774
                                                   ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $1,096 for 2001.   $       0  $     903
                                                   ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.           $   7,464  $   7,739
                                                   ========   ========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Arby's and Razzoo's restaurants and the Children's World daycare center in West Chester, Ohio, which have Lease terms of 15 years. The initial Lease term for the JEMCARE property, which was to expire on December 31, 2001, has been extended to March 31, 2003. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana restaurant and the Children's World daycare center in West Chester, Ohio, which have renewal options that may extend the Lease term an additional 15 years and the JEMCARE property, which has renewal options that may extend the Lease term an additional 9 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant properties. The Arby's restaurant was built in 1972 and extensively remodeled in 1987. The JEMCARE Learning Center was constructed in 1986. The Children's World Daycare Center in Franconia, Virginia was constructed in 1987. The Partnership acquired these three properties during 1987. The Denny's restaurant was constructed in 1995 and acquired in 1996. The Champps Americana restaurant was constructed and acquired in 1998. The Children's World daycare center in West Chester, Ohio was constructed in 1997 and acquired in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

                AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2002  are   as
     follows:
                                     Buildings and           Accumulated
Property                      Land     Equipment     Total  Depreciation

Children's World,
   Franconia, VA            $165,952  $  796,117  $  962,069 $  446,775
JEMCARE Learning Center,
   Haltom City, TX           132,925     284,288     417,213    178,350
Arby's, Marshall, MI         120,498     465,926     586,424    269,443
Champps Americana, Troy, MI  429,808     900,457   1,330,265    135,464
Children's World,
   West Chester, OH          280,127     719,036     999,163     82,889
Razzoo's, Austin, TX         299,496     415,193     714,689     21,620
                           ---------   ---------   ---------  ---------
                          $1,428,806  $3,581,017  $5,009,823 $1,134,541
                           =========    ========   =========  =========

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

     In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $127,196 and $72,912 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $53,514 of real estate tax expense related to 2001 and 2002 taxes due on the property. Due to the uncertainty of collection, the Partnership expensed the taxes, which are normally the responsibility of the lessee.

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

                AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     On December 30, 2002, the Partnership entered into an agreement to sell the property for $500,000 to an unrelated third party. In the fourth quarter of 2002, a charge to operations for real estate impairment of $220,837 was recognized, which was the difference between the book value at December 31, 2002 of $690,837 and the estimated net sale proceeds of $470,000. The charge was recorded against the cost of the land and building. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

     Through  December  31, 2002, the Partnership  sold  its  20%
     interest  in  the  Tractor  Supply  Company  store,  in  two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the years ended December 2002 and 2001, the net gain was $58,149 and $52,556, respectively.

     During 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     Subsequent to December 31, 2002, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,780,000, which resulted in a net gain of approximately $590,000.

     Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the tenant. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately
     $243,000,  which  resulted in a net  gain  of  approximately
     $5,000.

     Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Children's World daycare center in West Chester, Ohio to an unrelated third party. On March 4, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $1,225,000, which resulted in a net gain of approximately $314,000.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     Subsequent to December 31, 2002, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

     The minimum future rental on the Leases for years subsequent to December 31, 2002 are as follows:

                       2003           $  494,686
                       2004              487,788
                       2005              526,001
                       2006              489,215
                       2007              359,568
                       Thereafter      2,736,734
                                       ---------
                                      $5,093,992
                                       =========

     In 2002 and 2001, the Partnership recognized contingent rents of $21,537 and $21,164, respectively.

(5)  NOTE RECEIVABLE -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant. The Note is guaranteed by the owners of HRG. The Note bears interest at an 8.0% rate. The principal and interest are due June 24, 2004.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2002       2001
      Tenants             Industry

     ARAMARK Educational
        Resources, Inc.   Child Care         $ 249,315   $247,219
     Champps Operating
        Corporation       Restaurant           143,157    134,990
     Razoo's, Inc.        Restaurant            69,970        N/A
                                             ---------  ---------

     Aggregate rent revenue of major tenants $ 462,442  $ 382,209
                                              ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue            85%        65%
                                              ========   ========

(7)  PARTNERS' CAPITAL -

     Cash distributions of $4,267 and $5,308 were made to the General Partners and $422,407 and $516,501 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $58.17 and $70.96 per Limited Partnership Unit outstanding using 7,261 and 7,279 weighted average Units in 2002 and 2001, respectively. The distributions represent $5.11 and $50.22 per Unit of Net Income and $53.06 and $20.74 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $64,554 of proceeds  from
     property  sales  in  2002.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  PARTNERS' CAPITAL - (Continued)

     During 2002, the Partnership did not redeem any units from the Limited Partners. In 2001, three Limited Partners redeemed a total of 24.55 Partnership Units for $9,039. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $939.55 per original $1,000 invested.

(8)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001

     Net Income for Financial
      Reporting Purposes                  $  41,339  $ 390,170

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     16,488     18,124

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                    (72,911)    72,911

     Gain on Sale of Real Estate for Tax Purposes
      Over (Under) Gain for Financial
      Reporting Purposes                    389,793    (1,940)
                                          ---------   --------
           Taxable Income to Partners     $ 374,709  $ 479,265
                                           ========   ========

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                              2002       2001
     Partners' Capital for
      Financial Reporting Purposes        $4,791,259 $5,176,594

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                     504,681     98,400

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                           0     72,911

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes     1,054,819  1,054,819
                                           ---------  ---------
           Partners' Capital for
              Tax Reporting Purposes      $6,350,759 $6,402,724
                                           =========  =========

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                             _______2002_______   _______2001_______
                            Carrying     Fair    Carrying    Fair
                             Amount     Value     Amount    Value

     Cash                 $       0   $      0  $    140  $    140
     Money Market Funds     461,388    461,388   341,104   341,104
                            -------    -------   -------   -------
       Total Cash and
         Cash Equivalents $461,388    $461,388  $341,244  $341,244
                           =======     =======   =======   =======

     It is not currently practical to estimate the fair value of the Note Receivable because this agreement contains unique terms and conditions, which were negotiated at arms length with HRG, as discussed in Note 4. There is no readily determinable similar instrument on which to base an estimate of fair value.

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                            Number of     Percent
   of Beneficial Owner                         Units Held    of Class

   AEI Fund Management 86-A, Inc.                  3            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                                25           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                             17.67          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

  *   Less than 1%
  **  Mr.  Larson resigned as an officer of the Managing  General
      Partner effective February  28, 2003

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

                       A.   Exhibits -
                                        Description

    10.1 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit
    10.2 of Form 10-QSB filed on August 2, 2000).

    10.2 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
    2001).

    10.3 Purchase Agreement dated November 7, 2001 between the Partnership and Albert and Vivian Martin relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed on March 8, 2002).

    10.4 Development Financing Agreement dated March 3, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 4, 2003).

    10.5 Net Lease Agreement dated March 3, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 4, 2003).

    10.6 Purchase Agreement dated February 3, 2003 between the Partnership and Wibberley Enterprises Limited relating to the property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 6, 2003).

    10.7  Commercial Contract - Improved Property dated  December
    30,   2002  between  the  Partnership  and  David  Trollinger
    relating to the property at 3103 W. I-30, Greenville, Texas.

    10.8  Purchase Agreement dated February 1, 2003  between  the
    Partnership and Jem Care, Inc. relating to the property at 6157 Silver Stage Drive, Haltom City, Texas.

    99.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B.   Reports on Form 8-K - None.

ITEM 14.   CONTROLS AND PROCEDURES.

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


                               AEI REAL ESTATE FUND XV
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 25, 2003                 By:  /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson    President (Principal  Executive Officer) March 25,2003
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/ Patrick W. Keene     Chief Financial  Officer and Treasurer   March 25,2003
Patrick W. Keene         (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XV Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management 86-A, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XV Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management 86-A, Inc.
                                 Managing General Partner