Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2003-05-12
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-14089


             AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


 _____State of Delaware_____             __93-0926134__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


              ____________Not Applicable___________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.   FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                    3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements          7 - 10

    Item 2.  Management's Discussion and Analysis  11 - 14

    Item 3.  Controls and Procedures                  15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                        15

    Item 2.  Changes in Securities                    15

    Item 3.  Defaults Upon Senior Securities          15

    Item 4.  Submission of Matters to a
    Vote of Security Holders                          15

    Item 5.  Other Information                        15

    Item 6.  Exhibits and Reports on Form 8-K         16

        Signatures                                    16

        Certifications                              17-18

         AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $3,053,124  $ 461,388
  Receivables                                 8,628     27,470
                                           --------   --------
      Total Current Assets                3,061,752    488,858
                                           --------   --------
INVESTMENTS IN REAL ESTATE:
  Land                                    1,357,107  1,428,806
  Buildings and Equipment                 1,677,236  3,581,017
  Construction in Progress                   12,968          0
  Accumulated Depreciation                (750,966) (1,134,541)
                                           --------   --------
                                          2,296,345  3,875,282
  Real Estate Held for Sale                 470,000    470,000
                                           --------   --------
      Net Investments in Real Estate      2,766,345  4,345,282
                                           --------   --------
NOTE RECEIVABLE                             100,000    100,000
                                           --------   --------
          Total Assets                   $5,928,097 $4,934,140
                                          =========  =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $ 186,963  $  54,078
  Distributions Payable                      88,937     88,803
                                           --------   --------
      Total Current Liabilities             275,900    142,881
                                           --------   --------
PARTNERS' CAPITAL:
  General Partners                                0          0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,261Units outstanding               5,652,197  4,791,259
                                           --------   --------
      Total Partners' Capital             5,652,197  4,791,259
                                           --------   --------
           Total Liabilities and
           Partners' Capital             $5,928,097 $4,934,140
                                          =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                 2003       2002

INCOME:
   Rent                                       $ 116,946  $ 132,072
   Investment Income                              6,252      1,052
                                               --------   --------
        Total Income                            123,198    133,124
                                               --------   --------

EXPENSES:
     Partnership Administration - Affiliates 32,306 36,879 Partnership Administration and Property
      Management - Unrelated Parties             15,502     10,176
      Depreciation                               23,223     35,687
                                               --------   --------
        Total Expenses                           71,031     82,742
                                               --------   --------

OPERATING INCOME                                 52,167     50,382

GAIN ON SALE OF REAL ESTATE                     907,519          0
                                               --------   --------
NET INCOME                                    $ 959,686  $  50,382
                                              =========  =========

NET INCOME ALLOCATED:
   General Partners                           $     987  $     504
   Limited Partners                             958,699     49,878
                                               --------    -------
                                              $ 959,686  $  50,382
                                              =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (7,261 weighted average Units outstanding) $  132.03    $  6.87
                                              =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                   2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $  959,686  $ 50,382

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                  23,223    35,687
     Gain on Sale of Real Estate                 (907,519)        0
     Decrease in Receivables                       18,842    21,017
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                132,885   (10,442)
     Increase in Unearned Rent                          0    12,970
                                                 --------  --------
       Total Adjustments                         (732,569)   59,232
                                                 --------  --------
       Net Cash Provided By
           Operating Activities                   227,117   109,614
                                                 --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (784,128)        0
   Proceeds from Sale of Real Estate            3,247,361         0
                                                 --------  --------
       Net Cash Provided By
           Investing Activities                 2,463,233         0
                                                 --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  134         0
   Distributions to Partners                      (98,748) (130,430)
                                                 --------  --------
       Net Cash Used For
           Financing Activities                   (98,614) (130,430)
                                                 --------  --------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      2,591,736   (20,816)

CASH AND CASH EQUIVALENTS,
beginning of period                               461,388   341,244
                                                 --------  --------
CASH AND CASH EQUIVALENTS, end of period       $3,053,124 $ 320,428
                                                 ========  ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        Limited
                                                      Partnership
                           General   Limited             Units
                           Partners  Partners  Total  Outstanding


BALANCE, December 31, 2001  $     0  $5,176,594   $5,176,594   7,261.00

  Distributions              (1,304)   (129,126)    (130,430)

  Net Income                    504      49,878       50,382
                            -------    --------     --------   --------
BALANCE, March 31, 2002     $  (800) $5,097,346   $5,096,546   7,261.00
                            =======   =========    =========   ========

BALANCE, December 31, 2002  $     0  $4,791,259   $4,791,259   7,261.00

  Distributions                (987)    (97,761)     (98,748)

  Net Income                    987     958,699      959,686
                            -------    --------     --------   --------
BALANCE, March 31, 2003     $     0  $5,652,197   $5,652,197   7,261.00
                            =======   =========    =========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

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

     In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement for the year ended December 31, 2002. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     On September 4, 2002, the Partnership sold its remaining 10.0523% interest in the Tractor Supply Company store in Maryville, Tennessee to an unrelated third party. The Partnership received net sale proceeds of $147,133, which resulted in a net gain of $58,149. The cost and related accumulated depreciation of the interest sold was $110,276 and $21,292, respectively.

     In January and February 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     On February 1, 2003, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the tenant. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $247,219, which resulted in a net gain of $9,595. At the time of sale, the cost and related accumulated depreciation was $417,213 and $179,589, respectively.

     On February 3, 2003, the Partnership entered into an agreement to sell the Children's World daycare center in West Chester, Ohio to an unrelated third party. On March 4, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,223,310, which resulted in a net gain of $312,030. At the time of sale, the cost and related accumulated depreciation was $999,162 and $87,882, respectively.

     During the first three months of 2002, the Partnership distributed $26,611 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $771,160, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Partnership had advanced $12,968 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $116,946 and $132,072, respectively. During the same periods, the Partnership earned investment income of $6,252 and $1,052, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and rent increases on two properties. In 2003, investment income increased due to the Partnership having more money invested in a money market account due to property sales and interest accrued on the Note Receivable.

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement for the year ended December 31, 2002. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $32,306 and $36,879, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,502 and $10,176, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2003, the Partnership's annualized cash distribution rate was 5.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $2,591,736 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $109,614 in 2002 to $227,117 in 2003 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $3,247,361. During the three months ended March 31, 2003, the Partnership expended $784,128 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On September 4, 2002, the Partnership sold its remaining 10.0523% interest in the Tractor Supply Company store in Maryville, Tennessee to an unrelated third party. The
Partnership received net sale proceeds of $147,133, which resulted in a net gain of $58,149. The cost and related accumulated depreciation of the interest sold was $110,276 and $21,292, respectively.

        In January and February 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On February 1, 2003, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the tenant. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $247,219, which resulted in a net gain of $9,595. At the time of sale, the cost and related accumulated depreciation was $417,213 and $179,589, respectively.

        On February 3, 2003, the Partnership entered into an agreement to sell the Children's World daycare center in West Chester, Ohio to an unrelated third party. On March 4, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,223,310, which resulted in a net gain of $312,030. At the time of sale, the cost and related accumulated depreciation was $999,162 and $87,882, respectively.

        During the first three months of 2002, the Partnership distributed $26,611 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $771,160, including acquisition expenses. The land is leased to Kona Restaurant Group, Inc.
(KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Partnership had advanced $12,968 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2002, the Partnership's distribution rate was decreased from 7.5% to 5.7%. As a result, distributions were lower in 2003, when compared to 2002.

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

      a. Exhibits -

                      Description

    99.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      b. Reports on Form 8-K -

                           During the quarter ended March 31, 2003,
                           the   Partnership  filed  a  Form   8-K,
                           dated    March    4,   2003,   reporting
                           the acquisition of land in Pharr, TX.

                           During the quarter ended March 31, 2003,
                           the  Partnership   filed  a   Form  8-K,
                           dated   March  6, 2003,   reporting  the
                           sale   of   a Children's  World  daycare
                           center  in West Chester, OH.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)


                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management 86-A, Inc.
                                 Managing General Partner


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management 86-A, Inc.
                                 Managing General Partner