Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2003-08-14
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-14089


             AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


 _____State of Delaware_____             __93-0926134__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


            ______________Not Applicable_____________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements               7 - 12

    Item 2. Management's Discussion and Analysis   13 - 17

    Item 3. Controls and Procedures                17 - 18

PART II. Other Information

    Item 1. Legal Proceedings                         18

    Item 2. Changes in Securities                     18

    Item 3. Defaults Upon Senior Securities           18

    Item 4. Submission of Matters to a Vote of
            Security Holders                          18

    Item 5. Other Information                         18

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    19

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS
                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $2,479,033  $  461,388
  Receivables                                36,006      27,470
  Note Receivable                           100,000           0
                                          ---------   ---------
      Total Current Assets                2,615,039     488,858
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    1,358,002   1,428,806
  Buildings and Equipment                 1,677,236   3,581,017
  Construction in Progress                  837,723           0
  Accumulated Depreciation                 (764,094) (1,134,541)
                                          ---------   ---------
                                          3,108,867   3,875,282
  Real Estate Held for Sale                       0     470,000
                                          ---------   ---------
      Net Investments in Real Estate      3,108,867   4,345,282
                                          ---------   ---------
NOTE RECEIVABLE                                   0     100,000
                                          ---------  ---------
          Total Assets                   $5,723,906  $4,934,140
                                           ========    ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.   $   22,525  $   54,078
  Distributions Payable                     100,854      88,803
                                          ---------   ---------
      Total Current Liabilities             123,379     142,881
                                          ---------   ---------
PARTNERS' CAPITAL:
  General Partners                                0           0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,261Units outstanding               5,600,527   4,791,259
                                          ---------   ---------
      Total Partners' Capital             5,600,527   4,791,259
                                          ---------   ---------
          Total Liabilities and
             Partners' Capital           $5,723,906  $4,934,140
                                           ========    ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 6/30/03    6/30/02    6/30/03  6/30/02

RENTAL INCOME                   $ 83,107  $  62,604   $ 161,525 $124,915

EXPENSES:
   Partnership Administration -
    Affiliates                    14,114     30,839      46,420   67,718
   Partnership Administration
    and Property Management -
    Unrelated Parties              4,519      4,095      14,769   12,045
   Depreciation                   13,128     13,128      26,256   26,256
                                 -------    -------     -------  -------
        Total Expenses            31,761     48,062      87,445  106,019
                                 -------    -------     -------  -------

OPERATING INCOME                  51,346     14,542      74,080   18,896

OTHER INCOME:
   Interest Income                15,067        950      21,319    2,002
                                 -------    -------     -------  -------
INCOME FROM CONTINUING
   OPERATIONS                     66,413     15,492      95,399   20,898

Income (Loss) from Discontinued
   Operations                     (6,104)  (162,423)    924,596 (117,447)
                                 -------    -------     -------  -------
NET INCOME (LOSS)                $60,309 $ (146,931) $1,019,995 $(96,549)
                                  ======     ======     =======  =======

NET INCOME (LOSS) ALLOCATED:
   General Partners              $ 1,120 $   (2,435) $    2,107 $ (1,931)
   Limited Partners               59,189   (144,496)  1,017,888  (94,618)
                                 -------    -------     -------  -------
                                 $60,309 $ (146,931) $1,019,995 $(96,549)
                                  ======     ======     =======   ======

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
Continuing Operations            $  9.06 $     2.10  $    13.01 $   2.82
Discontinued Operations             (.91)    (22.00)     127.18   (15.85)
                                 -------    -------     ------- -------
        Total                     $ 8.15 $   (19.90) $   140.19 $ (13.03)
                                  ======     ======      ======   ======
Weighted Average Units
 Outstanding                       7,261      7,261       7,261    7,261
                                  ======     ======      ======   ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                        $ 1,019,995 $  (96,549)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                36,351     71,374
     Gain on Sale of Real Estate               (905,308)         0
     Real Estate Impairment                           0    171,397
     (Increase) Decrease in Receivables          (8,536)    21,164
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.               (31,553)    23,381
     Increase in Deferred Income                      0     11,930
                                                -------    -------
        Total Adjustments                      (909,046)   299,246
                                                -------    -------
        Net Cash Provided By
           Operating Activities                 110,949    202,697
                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate               (1,609,778)         0
    Proceeds from Sale of Real Estate         3,715,150          0
                                               --------   --------
        Net Cash Provided By
           Investing Activities               2,105,372          0
                                               --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable  12,051    (28,491)
   Distributions to Partners                   (210,727)  (229,178)
                                                -------    -------
        Net Cash Used For
           Financing Activities                (198,676)  (257,669)
                                                -------    -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           2,017,645    (54,972)

CASH AND CASH EQUIVALENTS,
beginning of period                             461,388    341,244
                                                -------    -------
CASH AND CASH EQUIVALENTS,
end  of  period                              $2,479,033  $ 286,272
                                               ========   ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                            General    Limited                       Units
                            Partners   Partners       Total       Outstanding


BALANCE, December 31, 2001  $     0  $5,176,594     $5,176,594     7,261.00

  Distributions              (2,292)   (226,886)      (229,178)

  Net Loss                   (1,931)    (94,618)       (96,549)
                            --------  ---------      ---------    ---------
BALANCE, June 30, 2002      $(4,223) $4,855,090     $4,850,867     7,261.00
                            =======    ========       ========     ========


BALANCE, December 31, 2002  $     0  $4,791,259     $4,791,259     7,261.00

  Distributions              (2,107)   (208,620)      (210,727)

  Net Income                  2,107   1,017,888      1,019,995
                            --------  ---------      ---------    ---------
BALANCE, June 30, 2003      $     0  $5,600,527     $5,600,527     7,261.00
                            =======    ========       ========     ========







 The accompanying Notes to Financial Statements are an integral part of this statement.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 100% to the Limited Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE -

     On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $772,055, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $837,723 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

     During the first six months of 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     Subsequent  to  June 30, 2003, the lessee  of  the  Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $685,862.

(6)  NOTE RECEIVABLE -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant. The Note is guaranteed by the owners of HRG. The Note bears interest at an 8.0% rate. The principal and interest are due June 24, 2004.

(7)  PAYABLE TO AEI FUND MANAGEMENT -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(8)  DISCONTINUED OPERATIONS -

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

     In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     On December 30, 2002, the Partnership entered into an agreement to sell the property for $500,000 to an unrelated third party. In the fourth quarter of 2002, a charge to operations for real estate impairment of $220,837 was recognized, which was the difference between the book value at December 31, 2002 of $690,837 and the estimated net sale proceeds of $470,000. The charge was recorded against the cost of the land and building. At December 31, 2002, the land and building were classified as Real Estate Held for Sale. On May 22, 2003, the sale closed with the Partnership receiving net sale proceeds of $467,789, which resulted in a net loss of $2,211. At the time of sale, the cost and related accumulated depreciation was $636,198 and $166,198, respectively.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(8)  DISCONTINUED OPERATIONS - (Continued)

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

     On February 1, 2003, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the lessee. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $247,219, which resulted in a net gain of $9,595. At the time of sale, the cost and related accumulated depreciation was $417,213 and $179,589, respectively.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:

                                Three Months Ended      Six Months Ended
                                6/30/03    6/30/02      6/30/03  6/30/02

Rental Income                   $    0   $ 69,801     $ 38,528  $ 139,562
Property Management Expenses    (3,893)   (38,268)      (9,145)   (40,494)
Depreciation                         0    (22,559)     (10,095)   (45,118)
Real Estate Impairment               0   (171,397)           0   (171,397)
Gain on Disposal of Real Estate (2,211)         0      905,308          0
                               -------    -------      -------    -------
 Income from Discontinued
   Operations                  $(6,104)$ (162,423)    $924,596  $(117,447)
                                ======    =======      =======    =======

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 8 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $200,053 and $264,477, respectively. During the same periods, the Partnership earned interest income of $21,319 and $2,002, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and rent increases on two properties. In 2003, interest income increased due to the Partnership receiving interest from construction advances, having more money invested in a money market account due to property sales and interest accrued on the Note Receivable.

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement on the Income Statement for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 30, 2002, the Partnership entered into an agreement to sell the property for $500,000 to an unrelated third party. In the fourth quarter of 2002, a charge to operations for real estate impairment of $220,837 was recognized, which was the difference between the book value at December 31, 2002 of $690,837 and the estimated net sale proceeds of $470,000. The charge was recorded against the cost of the land and building. At December 31, 2002, the land and building were classified as Real Estate Held for Sale. On May 22, 2003, the sale closed with the Partnership receiving net sale proceeds of $467,789, which resulted in a net loss of $2,211. At the time of sale, the cost and related accumulated depreciation was $636,198 and $166,198, respectively.

        Subsequent to June 30, 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $685,862.

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $46,420 and $67,718, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,914 and $52,539, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of June 30, 2003, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $2,017,645 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $202,697 in 2002 to $110,949 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003, the Partnership generated cash flow from the sale of real estate of $3,715,150. During the six months ended June 30, 2003, the Partnership expended $1,609,778 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On February 1, 2003, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the lessee. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $247,219, which resulted in a net gain of $9,595. At the time of sale, the cost and related accumulated depreciation was $417,213 and $179,589, respectively.

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

        During the first six months of 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $772,055, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $837,723 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The total purchase price, including the cost of the land, will be approximately $2,125,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $212,500.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2002, the Partnership's distribution rate was decreased from 7.5% to 5.7%. Effective April 1, 2003, the Partnership's distribution rate was increased from 5.7% to 6.5%. The net effect of the two distribution rate changes was distributions were lower in 2003, when compared to 2002.

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


ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

ITEM 3.   CONTROLS AND PROCEDURES. (Continued)

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    31.1 Certification  of  Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of  Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification of Chief  Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -     None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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