Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2003-11-13
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                         Yes [X]   No [ ]

         Transitional Small Business Disclosure Format:

                         Yes [ ]   No [X]




           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS
                                                  2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   318,461    $   461,388
  Receivables                                      66,142         27,470
  Note Receivable                                 100,000              0
                                               -----------    -----------
      Total Current Assets                        484,603        488,858
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,865,742      1,428,806
  Buildings and Equipment                       4,119,583      3,581,017
  Accumulated Depreciation                       (783,328)    (1,134,541)
                                               -----------    -----------
                                                5,201,997      3,875,282
  Real Estate Held for Sale                             0        470,000
                                               -----------    -----------
      Net Investments in Real Estate            5,201,997      4,345,282
                                               -----------    -----------
NOTE RECEIVABLE                                         0        100,000
                                               -----------    -----------
          Total Assets                        $ 5,686,600    $ 4,934,140
                                               ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     8,774    $    54,078
  Distributions Payable                           100,931         88,803
                                               -----------    -----------
      Total Current Liabilities                   109,705        142,881
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      0              0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,261Units outstanding                       5,576,895      4,791,259
                                               -----------    -----------
    Total Partners' Capital                     5,576,895      4,791,259
                                               -----------    -----------
     Total Liabilities and Partners' Capital  $ 5,686,600    $ 4,934,140
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                              9/30/03      9/30/02     9/30/03       9/30/02

RENTAL INCOME                $ 102,777   $  62,603   $  254,902    $ 187,518

EXPENSES:
   Partnership Administration -
     Affiliates                 22,701      23,947       69,121       91,665
   Partnership Administration
     and Property Management -
     Unrelated Parties           2,318       1,642       17,087       13,687
   Depreciation                 19,234      17,709       45,490       43,965
                              ---------   ---------   ----------    ---------
        Total Expenses          44,253      43,298      131,698      149,317
                              ---------   ---------   ----------    ---------

OPERATING INCOME                58,524      19,305      123,204       38,201

OTHER INCOME:
   Interest Income              30,071       1,037       51,390        3,039
                              ---------   ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   88,595      20,342      174,594       41,240

Income (Loss) from Discontinued
   Operations                     (247)     99,402      933,749      (18,045)
                              ---------   ---------   ----------   ----------
NET INCOME                   $  88,348   $ 119,744   $1,108,343   $   23,195
                              =========   =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners          $   1,120   $   5,210   $    3,227   $    3,279
   Limited Partners             87,228     114,534    1,105,116       19,916
                              ---------   ---------   ----------   ----------
                             $  88,348   $ 119,744   $1,108,343   $   23,195
                              =========   =========   ==========   ==========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $   12.04   $    2.77   $    23.80   $     5.62
   Discontinued Operations        (.03)      13.00       128.40        (2.88)
                              ---------   ---------   ----------   ----------
        Total                $   12.01   $   15.77   $   152.20   $     2.74
                              =========   =========   ==========   ==========
Weighted Average Units
  Outstanding                    7,261       7,261        7,261        7,261
                              =========   =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $ 1,108,343   $    23,195

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        55,585       105,291
     Real Estate Impairment                                   0       171,397
     Gain on Sale of Real Estate                       (905,308)      (58,149)
     (Increase) Decrease in Receivables                 (38,672)       21,164
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (45,304)        5,690
                                                     -----------   -----------
        Total Adjustments                              (933,699)      245,393
                                                     -----------   -----------
        Net Cash Provided By
           Operating Activities                         174,644       268,588
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                     (3,722,142)            0
      Proceeds from Sale of Real Estate               3,715,150       147,133
                                                     -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                          (6,992)      147,133
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable         12,128       (28,491)
    Distributions to Partners                          (322,707)     (327,926)
                                                     -----------   -----------
        Net Cash Used For
           Financing Activities                        (310,579)     (356,417)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    (142,927)       59,304

CASH AND CASH EQUIVALENTS, beginning of period          461,388       341,244
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   318,461   $   400,548
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001   $      0    $5,176,594   $5,176,594    7,261.00

  Distributions                (3,279)     (324,647)    (327,926)

  Net Income                    3,279        19,916       23,195
                              --------    ----------   ----------  ----------
BALANCE, September 30, 2002  $      0    $4,871,863   $4,871,863    7,261.00
                              ========    ==========   ==========  ==========


BALANCE, December 31, 2002   $      0    $4,791,259   $4,791,259    7,261.00

  Distributions                (3,227)     (319,480)    (322,707)

  Net Income                    3,227     1,105,116    1,108,343
                              --------    ----------   ----------  ----------
BALANCE, September 30, 2003  $      0    $5,576,895   $5,576,895    7,261.00
                              ========    ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Real Estate Fund XV Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate -

     On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 30, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $200,600. Total acquisition costs, including the cost of the land, were $1,994,912.

     On August 27, 2003, the Partnership purchased a 21% interest in a Garden Ridge retail store in Woodlands, Texas for $1,727,230. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $197,932. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

     During the first six months of 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $682,260.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     On September 4, 2002, the Partnership sold its remaining 10.0523% interest in the Tractor Supply Company store in Maryville, Tennessee to an unrelated third party. The Partnership received net sale proceeds of $147,133, which resulted in a net gain of $58,149. The cost and related accumulated depreciation of the interest sold was $110,276 and $21,292, respectively.

     In the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended        Nine Months Ended
                                9/30/03      9/30/02     9/30/03      9/30/02

Rental Income                   $      0   $ 68,865      $ 47,928   $ 208,427
Property Management Expenses        (247)   (11,404)       (9,392)    (51,898)
Depreciation                           0    (16,208)      (10,095)    (61,326)
Real Estate Impairment                 0          0             0    (171,397)
Gain on Disposal of Real Estate        0     58,149       905,308      58,149
                                 --------   --------      --------   ---------
   Income (Loss) from
      Discontinued Operations   $   (247)  $ 99,402      $933,749   $ (18,045)
                                 ========   ========      ========   =========


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $254,902 and $187,518, respectively. In 2003, rental income increased due to additional rent received from two property acquisitions in 2003 and rent increases on two properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $69,121 and $91,665, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,087 and $13,687, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $51,390 and $3,039, respectively. In 2003, interest income increased due to the Partnership receiving interest from construction advances, having more money invested in a money market account due to property sales and interest accrued on the Note Receivable.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $682,260.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $933,749, representing rental income less property management expenses and depreciation of $28,441 and gain on disposal of real estate of $905,308. For the nine months ended September 30, 2002, the Partnership recognized a loss from discontinued operations of $18,045, representing a real estate impairment loss of $171,397, which was partially offset by rental income less property management expenses and depreciation of $95,203 and gain on disposal of real estate of $58,149.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.



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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances decreased $142,927 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2002, the Partnership's cash balances increased $59,304 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $268,588 in 2002 to $174,644 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,715,150 and $147,133, respectively. During the nine months ended September 30, 2003, the Partnership expended $3,722,142 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 30, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $200,600. Total acquisition costs, including the cost of the land, were $1,994,912.

        On August 27, 2003, the Partnership purchased a 21% interest in a Garden Ridge retail store in Woodlands, Texas for $1,727,230. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $197,932. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $322,707 and $327,926, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $319,480 and $324,647 and the General Partners received distributions of $3,227 and $3,279 for the periods, respectively. Effective April 1, 2002, the Partnership's distribution rate was decreased from 7.5% to 5.7%. Effective April 1, 2003, the Partnership's distribution rate was increased from 5.7% to 6.5%. The net effect of the two distribution rate changes was distributions were lower in 2003, when compared to 2002.

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

        On October 1, 2003, one Limited Partner redeemed 5 Partnership Units for $1,523 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 31 Limited
Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.





                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 First Amendment to the Net Lease Agreement dated September 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 601 South Jackson Road, Pharr, Texas.

    10.2 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 6, 2003).

    10.3 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 6, 2003).

    31.1 Certification of Chief Executive Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification   of  Chief  Executive Officer  and  Chief
          Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - During the   quarter   ended
                                      September  30,  2003,    the
                                      Partnership filed a Form 8-K
                                      dated   September  6,  2003,
                                      reporting the acquisition of
                                      a Garden Ridge retail  store
                                      in Woodlands, Texas.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)