Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2004-03-25
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $274,222.

As of February 29, 2004, there were 7,228 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,228,000.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:
                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

         AEI Real Estate Fund XV Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on October 3, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective July 31, 1986. The Partnership commenced operations on October 3, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated December 30, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. Prior to commencing the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

Property Activity

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

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $678,656.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement Income in Note 7, Discontinued Operations, for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

       During the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

        On February 1, 2003, the Partnership entered into an agreement to sell the JEMCARE Learning Center to the lessee. On March 7, 2003, the sale closed with the Partnership receiving net sale proceeds of $247,219, which resulted in a net gain of $9,595. At the time of sale, the cost and related accumulated depreciation was $417,213 and $179,589, respectively.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc.
(KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 30, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $200,600. Total acquisition costs, including the cost of the land, were $1,996,913.

       On December 23, 2003, the Partnership sold 10.8425% of the Johnny Carino's restaurant to an unrelated third party. The Partnership received net sale proceeds of $275,548, which resulted in a net gain of $60,048. The cost and related accumulated depreciation of the interest sold was $216,515 and $1,015, respectively.

        Subsequent to December 31, 2003, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$2,270,000, which resulted in a net gain of approximately $500,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

        On August 27, 2003, the Partnership purchased a 21% interest in a Garden Ridge retail store in Woodlands, Texas for $1,746,370. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $197,932. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

        During the fourth quarter of 2003, the Partnership sold its interest in the Garden Ridge retail store, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,032,178, which resulted in a net gain of $299,527. The total cost and related accumulated depreciation of the interests sold was $1,746,370 and $13,719, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2003, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 84% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2004 and future years. However, the tenants of the Garden Ridge retail store and the Johnny Carino's restaurant will not continue to be major tenants since the properties were sold in December 2003 and January 2004. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                           Total Property                 Annual    Annual
                  Purchase  Acquisition                   Lease     Rent Per
   Property         Date       Costs      Lessee          Payment   Sq. Ft.

Children's World                         Knowledge
Daycare Center                           Learning
 Franconia, VA    3/24/87  $  962,069 Enterprises, Inc. $160,357    $32.40

Arby's Restaurant                           RTM
 Marshall, MI     7/30/87  $  586,424 Mid-America, Inc. $ 24,000    $ 7.75

Razzoo's Restaurant
 Austin, TX                              Razzoo's,
 (22%)            6/27/01  $  714,689      Inc.         $ 70,670    $32.78

Johnny Carino's
 Restaurant
 Pharr, TX                             Kona Restaurant
 (89.1575%)       9/30/03  $1,780,398    Group, Inc.    $178,850    $33.34


        The properties listed above with a partial ownership percentage are owned with an affiliate of the Partnership and/or unrelated third parties. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XVII Limited
Partnership,  AEI  Net  Lease Income & Growth  Fund  XIX  Limited
Partnership   and   AEI  Income  &  Growth  Fund   XXII   Limited
Partnership. The remaining interest in the Johnny Carino's restaurant is owned by an unrelated third party.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 20 years, except for the Arby's and Razzoo's restaurants, which have Lease terms of 15 years and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurant, which has a renewal option that may extend the Lease term an additional 15 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1998, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 656 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2003, one Limited Partner redeemed five Partnership Units for $1,523 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 31 Limited Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $15 in 2003.

        Cash distributions of $14,448 and $4,267 were made to the General Partners and $1,430,341 and $422,407 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,000,000 and $64,554 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the years ended December 31, 2003 and 2002, the Partnership recognized rental income from continuing operations of $274,222 and $271,659, respectively. In 2003, rental income increased as a result of rent increases on two properties.

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses to affiliated parties of $85,569 and $116,205, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,988 and $10,544, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $678,656.

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $55,144 and $4,128, respectively. In 2003, interest income increased due to the Partnership receiving interest from construction advances, having more money invested in a money market account due to property sales and interest accrued on the Note Receivable.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $1,426,082, representing rental income less property management expenses and depreciation of $161,199 and gain on disposal of real estate of $1,264,883. For the year ended December 31, 2002, the Partnership recognized a loss from discontinued operations of $55,187, representing a real estate impairment loss of $392,234, which was partially offset by rental and lease settlement income less property management expenses and depreciation of $278,898 and gain on disposal of real estate of $58,149.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement Income in Note 7, Discontinued Operations, for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

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

        During the fourth quarter of 2003, the Partnership sold its interest in the Garden Ridge retail store in Woodlands, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,032,178, which resulted in a net gain of $299,527. The total cost and related accumulated depreciation of the interests sold was $1,746,370 and $13,719, respectively.

       On December 23, 2003, the Partnership sold 10.8425% of the Johnny Carino's restaurant in Pharr, Texas to an unrelated third party. The Partnership received net sale proceeds of $275,548, which resulted in a net gain of $60,048. The cost and related accumulated depreciation of the interest sold was $216,515 and $1,015, respectively.

        Subsequent to December 31, 2003, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$2,270,000, which resulted in a net gain of approximately $500,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances increased $2,309,338 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. During the year ended December 31, 2002, the Partnership's cash balances increased $120,144 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $428,176 in 2002 to $453,774 in 2003 as a result of a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $6,022,876 and $147,133. During the year ended December 31, 2003, the Partnership expended $3,743,283 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc.
(KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 30, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $200,600. Total acquisition costs, including the cost of the land, were $1,996,913.

        On August 27, 2003, the Partnership purchased a 21% interest in a Garden Ridge retail store in Woodlands, Texas for $1,746,370. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $197,932. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,444,789 and $426,674, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,430,341 and $422,407 and the General Partners received distributions of $14,448 and $4,267 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $1,010,101 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.

        During the first six months of 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General
Partners as part of their quarterly distributions which represented a return of capital of $137.82 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2003, one Limited Partner redeemed five Partnership Units for $1,523 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 31 Limited Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $15 in 2003.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.





           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                        /s/ Boulay, Heutmaker, Zibell $ Co. P.L.L.P.
                            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants



Minneapolis, Minnesota
January 23, 2004

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                   2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,770,726   $   461,388
  Receivables                                       28,419        27,470
  Note Receivable                                  100,000             0
                                                -----------   -----------
      Total Current Assets                       2,899,145       488,858
                                                -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             585,947     1,428,806
  Buildings and Equipment                        1,677,236     3,581,017
  Accumulated Depreciation                        (790,350)   (1,134,541)
                                                -----------   -----------
                                                 1,472,833     3,875,282
  Real Estate Held for Sale                      1,770,391       470,000
                                                -----------   -----------
      Net Investments in Real Estate             3,243,224     4,345,282
                                                -----------   -----------
NOTE RECEIVABLE                                          0       100,000
                                                -----------   -----------
          Total Assets                         $ 6,142,369   $ 4,934,140
                                                ===========   ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    84,957   $    54,078
  Distributions Payable                          1,111,101        88,803
                                                -----------   -----------
      Total Current Liabilities                  1,196,058       142,881
                                                -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                       0             0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 and 7,261 Units outstanding in
   2003 and 2002, respectively                   4,946,311     4,791,259
                                                -----------   -----------
     Total Partners' Capital                     4,946,311     4,791,259
                                                -----------   -----------
       Total Liabilities and Partners' Capital $ 6,142,369   $ 4,934,140
                                                ===========   ===========

       The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l

                                                    2003          2002

RENTAL INCOME                                  $   274,222    $   271,659

EXPENSES:
  Partnership Administration - Affiliates           85,569        116,205
  Partnership Administration and Property
     Management - Unrelated Parties                 15,988         10,544
  Depreciation                                      52,512         52,512
                                                -----------    -----------
      Total Expenses                               154,069        179,261
                                                -----------    -----------

OPERATING INCOME                                   120,153         92,398

OTHER INCOME:
  Interest Income                                   55,144          4,128
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  175,297         96,526

Income (Loss) From Discontinued Operations       1,426,082        (55,187)
                                                -----------    -----------
NET INCOME                                     $ 1,601,379    $    41,339
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $    14,463    $     4,267
  Limited Partners                               1,586,916         37,072
                                                -----------    -----------
                                               $ 1,601,379    $    41,339
                                                ===========    ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     23.90    $     13.16
  Discontinued Operations                           194.68          (8.05)
                                                -----------    -----------
       Total                                   $    218.58    $      5.11
                                                ===========    ===========
Weighted Average Units Outstanding                   7,260          7,261
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,601,379    $    41,339

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      87,348        138,667
     Real Estate Impairment                                 0        392,234
     Gain on Sale of Real Estate                   (1,264,883)       (58,149)
     (Increase) in Receivables                           (949)        (6,306)
     Increase in Note Receivable                            0       (100,000)
     Increase in Payable to
         AEI Fund Management, Inc.                     30,879         20,391
                                                   -----------    -----------
           Total Adjustments                       (1,147,605)       386,837
                                                   -----------    -----------
        Net Cash Provided  By Operating Activities    453,774        428,176
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (3,743,283)             0
     Proceeds from Sale of Real Estate              6,022,876        147,133
                                                   -----------    -----------
        Net Cash Provided By Investing Activities   2,279,593        147,133
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) in Distributions Payable   1,022,298        (28,491)
     Distributions to Partners                     (1,444,789)      (426,674)
     Redemption Payments                               (1,538)             0
                                                   -----------    -----------
        Net  Cash  Used For Financing Activities     (424,029)      (455,165)
                                                   -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             2,309,338        120,144

CASH AND CASH EQUIVALENTS, beginning of  period       461,388        341,244
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,770,726    $   461,388
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
   Note Receivable Acquired
    Through Lease Settlement                      $         0    $   100,000
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners     Total      Outstanding


BALANCE, December 31, 2001  $       0  $5,176,594   $5,176,594     7,261.00

  Distributions                (4,267)   (422,407)    (426,674)
  Net Income                    4,267      37,072       41,339
                             ---------  ----------   ----------   ----------
BALANCE, December 31, 2002          0   4,791,259    4,791,259     7,261.00

  Distributions               (14,448) (1,430,341)  (1,444,789)

  Redemption Payments             (15)     (1,523)      (1,538)       (5.00)

  Net Income                   14,463   1,586,916    1,601,379
                             ---------  ----------   ----------   ----------
BALANCE, December 31, 2003  $       0  $4,946,311   $4,946,311     7,256.00
                             =========  ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund XV Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

                   DECEMBER 31, 2003 AND 2002

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.


          AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions -

     The Partnership owns a 22% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 26.05% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2003           2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $  85,569     $ 116,205
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  25,078     $  58,532
                                                ========      ========

          AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2003           2002
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership
  from the lessees in the amount of $49,939
  for 2003.                                    $  16,131     $       0
                                                ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $ 138,026     $   7,464
                                                ========      ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Arby's and Razzoo's restaurants which have Lease terms of 15 years and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Johnny Carino's restaurant, which has a renewal option that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant properties. The Arby's restaurant was built in 1972, extensively remodeled in 1987 and acquired in 1987. The Children's World daycare center was constructed and acquired in 1987. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The Johnny Carino's restaurant was constructed and acquired in 2003. There have been no costs capitalized as improvements subsequent to the acquisitions.


                AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                 Buildings and             Accumulated
Property                 Land      Equipment     Total     Depreciation

Children's World,
   Franconia, VA      $ 165,952  $  796,117    $  962,069   $ 471,362
Arby's, Marshall, MI    120,499     465,926       586,425     282,955
Razzoo's, Austin, TX    299,496     415,193       714,689      36,033
                       ---------  ----------    ----------   ---------
                      $ 585,947  $1,677,236    $2,263,183   $ 790,350
                       =========  ==========    ==========   =========

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At
     December 31, 2003, the book value of this property was $678,656.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004          $   412,478
                       2005              452,352
                       2006              419,448
                       2007              424,104
                       2008              404,817
                       Thereafter      3,464,027
                                      -----------
                                     $ 5,577,226
                                      ===========

     In 2003 and 2002, the Partnership recognized contingent rents of $29,597 and $21,537, respectively.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

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

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2003       2002
      Tenants                     Industry

     Knowledge Learning
      Enterprises, Inc.          Child Care   $ 175,983   $ 249,315
     Kona Restaurant Group, Inc. Restaurant      95,103         N/A
     Razoo's, Inc.               Restaurant      70,320      69,970
     Garden Ridge, L.P.          Retail          62,095         N/A
     Champps Operating
        Corporation              Restaurant         N/A     143,157
                                               ---------   ---------

     Aggregate rent revenue of major tenants  $ 403,501   $ 462,442
                                               =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              84%        85%
                                               =========   =========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Discontinued Operations -

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

     In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against the real estate tax expense discussed above. The balance of the settlement consideration of $137,933 is shown as Lease Settlement Income for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

                   DECEMBER 31, 2003 AND 2002

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

     During the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The total cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

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

     On March 3, 2003, the Partnership purchased a parcel of land in Pharr, Texas for $781,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $78,100. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the
     Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 30, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $200,600. Total acquisition costs, including the cost of the land, were $1,996,913.

     On December 23, 2003, the Partnership sold 10.8425% of the Johnny Carino's restaurant to an unrelated third party. The Partnership received net sale proceeds of $275,548, which resulted in a net gain of $60,048. The cost and related accumulated depreciation of the interest sold was $216,515 and $1,015, respectively.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Discontinued Operations - (Continued)

     Subsequent to December 31, 2003, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $2,270,000, which resulted in a net gain of approximately $500,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

     On August 27, 2003, the Partnership purchased a 21% interest in a Garden Ridge retail store in Woodlands, Texas for $1,746,370. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $197,932.

     During the fourth quarter of 2003, the Partnership sold its interest in the Garden Ridge retail store, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,032,178, which resulted in a net gain of $299,527. The total cost and related accumulated depreciation of the interests sold was $1,746,370 and $13,719, respectively.

     During the first six months of 2002, the Partnership distributed $65,206 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.89 per Limited Partnership Unit. In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $137.82 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                              2003        2002

     Rental Income                      $   205,125  $  275,108
     Lease Settlement Income                      0     137,933
     Property Management Expenses           (9,090)    (47,988)
     Depreciation                          (34,836)    (86,155)
     Real Estate Impairment                       0    (392,234)
     Gain on Disposal of Real Estate      1,264,883      58,149
                                         -----------  ----------
      Income (Loss) from
       Discontinued Operations          $ 1,426,082  $  (55,187)
                                         ===========  ==========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Partners' Capital -

     Cash distributions of $14,448 and $4,267 were made to the General Partners and $1,430,341 and $422,407 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $197.02 and $58.17 per Limited Partnership Unit outstanding using 7,260 and 7,261 weighted average Units in 2003 and 2002, respectively. The distributions represent $197.02 and $5.11 per Unit of Net Income and $-0- and $53.06 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,000,000 and $64,554 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2003, one Limited Partner redeemed five  Partnership
     Units for $1,523 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2002, the Partnership did not redeem any units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $15 in 2003.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $802.38 per original $1,000 invested.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2003         2002

     Net Income for Financial
      Reporting Purposes                  $1,601,379    $  41,339

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      22,011       16,488

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                           0      (72,911)

     Gain on Sale of Real Estate for Tax Purposes
      Over (Under) Gain for Financial
      Reporting Purposes                    (455,443)     389,793
                                           ----------    ---------
           Taxable Income to Partners     $1,167,947    $ 374,709
                                           ==========    =========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                              2003       2002

     Partners' Capital for
      Financial Reporting Purposes        $4,946,311  $4,791,259

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      71,249     504,681

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes     1,054,819   1,054,819
                                           ---------   ---------
           Partners' Capital for
              Tax Reporting Purposes      $6,072,379  $6,350,759
                                           =========   =========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2003                  2002
                           Carrying      Fair      Carrying      Fair
                            Amount       Value       Amount      Value

     Money Market Funds  $ 2,770,726  $ 2,770,726  $ 461,388  $ 461,388
                          -----------  -----------  ---------  ---------
      Total Cash and
       Cash Equivalents  $ 2,770,726  $ 2,770,726  $ 461,388  $ 461,388
                          ===========  ===========  =========  =========


     It is not currently practical to estimate the fair value of the Note Receivable because this agreement contains unique terms and conditions, which were negotiated at arms length with HRG, as discussed in Note 7. There is no readily determinable similar instrument on which to base an estimate of fair value.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management 86-A, Inc.           3            *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         25           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

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


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

    10.2 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Blvd., Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
    2001).

    10.3 Development Financing Agreement dated March 3, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 4, 2003).

    10.4 Net Lease Agreement dated March 3, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 4, 2003).

    10.5 Purchase Agreement dated February 3, 2003 between the Partnership and Wibberley Enterprises Limited relating to the Property at 7236 Tylers Corner, West Chester, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 6, 2003).

    10.6 Commercial Contract - Improved Property dated December 30, 2002 between the Partnership and David Trollinger relating to the Property at 3103 W. I-30, Greenville, Texas (incorporated by reference to Exhibit 10.7 of Form 10-KSB filed March 25, 2003).

    10.7 Purchase Agreement dated February 1, 2003 between the Partnership and Jem Care, Inc. relating to the Property at 6157 Silver Stage Drive, Haltom City, Texas (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed March 25,
    2003).

    10.8 First Amendment to the Net Lease Agreement dated September 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to
    Exhibit 10.3 of Form 8-K filed October 6, 2003).

    10.9 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc.
    relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

    10.10 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income &
    Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6,
    2003).

    31.1 Certification of  Chief  Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

         A.   Exhibits -
                           Description

    32 Certification  of  Chief  Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

         B. Reports  on  Form  8-K  -
                            During  the  quarter  ended  December
                            31,  2003,  the Partnership  filed  a
                            Form   8-K  dated  October  6,  2003,
                            reporting   the  acquisition   of   a
                            Johnny  Carino's restaurant in Pharr,
                            Texas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                             2003       2002

     Audit Fees                           $   7,313   $  6,305
     Audit-Related Fees                         529          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
         Total Fees                       $   7,842   $  6,305
                                           =========   ========


Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.
                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND XV
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                         Title                       Date


/s/ Robert P Johnson  President (Principal Executive  Officer) March 19, 2004
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and  Treasurer  March 19, 2004
    Patrick W.Keene   (Principal Accounting Officer)