Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2004-05-14
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,955,205      $ 2,770,726
  Receivables                                        10,244           28,419
  Note Receivable                                   100,000          100,000
                                                 -----------      -----------
      Total Current Assets                        4,065,449        2,899,145
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              585,947          585,947
  Buildings and Equipment                         1,677,236        1,677,236
  Accumulated Depreciation                         (803,478)        (790,350)
                                                 -----------      -----------
                                                  1,459,705        1,472,833
  Real Estate Held for Sale                               0        1,770,391
                                                 -----------      -----------
      Net Investments in Real Estate              1,459,705        3,243,224
                                                 -----------      -----------
          Total Assets                          $ 5,525,154      $ 6,142,369
                                                 ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    45,694      $    84,957
  Distributions Payable                           3,116,808        1,111,101
                                                 -----------      -----------
      Total Current Liabilities                   3,162,502        1,196,058
                                                 -----------      -----------
PARTNERS' CAPITAL:
  General Partners                                        0                0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                        2,362,652        4,946,311
                                                 -----------      -----------
      Total Partners' Capital                     2,362,652        4,946,311
                                                 -----------      -----------
        Total Liabilities and Partners' Capital $ 5,525,154      $ 6,142,369
                                                 ===========      ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2004          2003

RENTAL INCOME:                                     $    59,748   $    62,929

EXPENSES:
   Partnership Administration - Affiliates              16,492        32,306
   Partnership Administration and Property
      Management - Unrelated Parties                     8,033        10,251
   Depreciation                                         13,128        13,128
                                                    -----------   -----------
        Total Expenses                                  37,653        55,685
                                                    -----------   -----------

OPERATING INCOME                                        22,095         7,244

OTHER INCOME:
   Interest Income                                      11,323         6,252
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                       33,418        13,496

Income From Discontinued Operations                    508,788       946,190
                                                    -----------   -----------
NET INCOME                                         $   542,206   $   959,686
                                                    ===========   ===========
NET INCOME ALLOCATED:
   General Partners                                $    31,259   $       987
   Limited Partners                                    510,947       958,699
                                                    -----------   -----------
                                                   $   542,206   $   959,686
                                                    ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                           $      4.56   $      1.84
   Discontinued Operations                               65.86        130.19
                                                    -----------   -----------
         Total                                     $     70.42   $    132.03
                                                    ===========   ===========
Weighted Average Units Outstanding                       7,256         7,261
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   542,206  $   959,686

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                         13,128       23,223
     Gain on Sale of Real Estate                        (503,677)    (907,519)
     Decrease in Receivables                              18,175       18,842
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                       (39,263)     132,885
                                                      -----------  -----------
       Total Adjustments                                (511,637)    (732,569)
                                                      -----------  -----------
       Net Cash Provided By
           Operating Activities                           30,569      227,117
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                  0     (784,128)
   Proceeds from Sale of Real Estate                   2,274,068    3,247,361
                                                      -----------  -----------
       Net Cash Provided By
           Investing Activities                        2,274,068    2,463,233
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   2,005,707          134
   Distributions to Partners                          (3,125,865)     (98,748)
                                                      -----------  -----------
       Net Cash Used For
         Financing Activities                         (1,120,158)     (98,614)
                                                      -----------  -----------
NET INCREASE IN CASH
      AND CASH EQUIVALENTS                             1,184,479    2,591,736

CASH AND CASH EQUIVALENTS, beginning of period         2,770,726      461,388
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $ 3,955,205  $ 3,053,124
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners     Total       Outstanding


BALANCE, December 31, 2002  $      0    $ 4,791,259   $ 4,791,259    7,261.00

  Distributions                 (987)       (97,761)      (98,748)

  Net Income                     987        958,699       959,686
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2003     $      0    $ 5,652,197   $ 5,652,197    7,261.00
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2003  $      0    $ 4,946,311   $ 4,946,311    7,256.00

  Distributions              (31,259)    (3,094,606)   (3,125,865)

  Net Income                  31,259        510,947       542,206
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2004     $      0    $ 2,362,652   $ 2,362,652    7,256.00
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $675,053.

(5)  Payable to AEI Fund Management -

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations -

     In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against unpaid real estate taxes. The balance of the settlement consideration of $137,933 was recognized as Lease Settlement Income for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

(7)  Discontinued Operations - (Continued)

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

     In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

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

     In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $137.82 per Limited Partnership Unit. In March 2004, the Partnership distributed $3,030,303 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 per Limited Partnership Unit.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2004        2003

     Rental Income                            $   5,555   $  54,017
     Property Management Expenses                  (444)     (5,251)
     Depreciation                                     0     (10,095)
     Gain on Disposal of Real Estate            503,677     907,519
                                               ---------   ---------
          Income from Discontinued Operations $ 508,788   $ 946,190
                                               =========   =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $59,748 and $62,929, respectively.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses to affiliated parties of $16,492 and $32,306, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,033 and $10,251, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $675,053.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $11,323 and $6,252, respectively. In 2004, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $508,788, representing rental income less property management expenses of $5,111 and gain on disposal of real estate of $503,677. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $946,190, representing rental less property management expenses and depreciation of $38,671 and gain on disposal of real estate of $907,519.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In November 2002, HRG closed the restaurant due to continuing operating losses and indicated that if HRG was forced to file for bankruptcy protection, the Lease would be rejected. After reviewing the financial condition of HRG and its owners and the operating results of the property, in December 2002, the Partnership reached a settlement with the parties to terminate the Lease and release the owners from their Lease guarantee. The Partnership received a cash payment of $66,896 and a $100,000 Promissory Note from HRG, which was guaranteed by its owners. The Partnership applied $28,963 of the payment against unpaid real estate taxes. The balance of the settlement consideration of $137,933 was recognized as Lease
Settlement Income for the year ended December 31, 2002. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 23, 2003, the Partnership sold 10.8425% of the Johnny Carino's restaurant in Pharr, Texas to an unrelated third party. The Partnership received net sale proceeds of $275,548, which resulted in a net gain of $60,048. The cost and related accumulated depreciation of the interest sold was $216,515 and $1,015, respectively.

     In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances increased $1,184,479 as a result of cash generated from the sale of property, which was partially offset by distributions of net sale proceeds paid to the
Partners. During the three months ended March 31, 2003, the Partnership's cash balances increased $2,591,736 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $227,117 in 2003 to $30,569 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,274,068 and $3,247,361. During the three months ended March 31, 2003, the Partnership expended $784,128 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $3,125,865 and $98,748, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,094,606 and $97,761 and the General Partners received distributions of $31,259 and $987 for the periods, respectively. In March 2004 and December 2003, the Partnership declared bonus distributions of $3,030,303 and $1,010,101, respectively, of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at March 31, 2004.

        In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $137.82 per Limited Partnership Unit. In March 2004, the Partnership distributed $3,030,303 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 per Limited Partnership Unit.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

    32    Certification  of Chief Executive  Officer  and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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