Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2004-08-13
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                  $   815,570    $ 2,770,726
  Receivables                                     58,700         28,419
  Note Receivable                                100,000        100,000
                                              -----------    -----------
      Total Current Assets                       974,270      2,899,145
                                              -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           585,947        585,947
  Buildings and Equipment                      1,677,236      1,677,236
  Accumulated Depreciation                      (816,606)      (790,350)
                                              -----------    -----------
                                               1,446,577      1,472,833
  Real Estate Held for Sale                            0      1,770,391
                                              -----------    -----------
      Net Investments in Real Estate           1,446,577      3,243,224
                                              -----------    -----------
          Total Assets                       $ 2,420,847    $ 6,142,369
                                              ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    24,483    $    84,957
  Distributions Payable                           41,930      1,111,101
  Deferred Income                                 11,359              0
                                              -----------    -----------
      Total Current Liabilities                   77,772      1,196,058
                                              -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     0              0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                     2,343,075      4,946,311
                                              -----------    -----------
     Total Partners' Capital                   2,343,075      4,946,311
                                              -----------    -----------
      Total Liabilities and Partners'Capital $ 2,420,847    $ 6,142,369
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/04       6/30/03   6/30/04      6/30/03

RENTAL INCOME                 $  65,367     $  63,582  $ 125,115   $  126,511

EXPENSES:
   Partnership Administration -
     Affiliates                  12,664        14,114     29,156       46,420
   Partnership Administration
     and Property  Management -
     Unrelated Parties           17,133         4,368     25,166       14,618
   Depreciation                  13,128        13,128     26,256       26,256
                               ---------     ---------  ---------   ----------
        Total Expenses           42,925        31,610     80,578       87,294
                               ---------     ---------  ---------   ----------

OPERATING INCOME                 22,442        31,972     44,537       39,217

OTHER INCOME:
   Interest Income                4,413        15,067     15,736       21,319
                               ---------     ---------  ---------   ----------
INCOME FROM CONTINUING
   OPERATIONS                    26,855        47,039     60,273       60,536

Income (Loss) from Discontinued
   Operations                      (111)       13,270    508,677      959,459
                               ---------     ---------  ---------   ----------
NET INCOME                    $  26,744     $  60,309  $ 568,950   $1,019,995
                               =========     =========  =========   ==========
NET INCOME ALLOCATED:
   General Partners           $     463     $   1,120  $  31,722   $    2,107
   Limited Partners              26,281        59,189    537,228    1,017,888
                               ---------     ---------  ---------   ----------
                              $  26,744     $  60,309  $ 568,950   $1,019,995
                               =========     =========  =========   ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $    3.64     $    6.41  $    8.22   $     8.25
Discontinued Operations            (.02)         1.74      65.82       131.94
                               ---------     ---------  ---------   ----------
        Total                 $    3.62     $    8.15  $   74.04   $   140.19
                               =========     =========  =========   ==========
Weighted Average Units
  Outstanding                     7,256         7,261      7,256        7,261
                               =========     =========  =========   ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                    2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           $   568,950      $ 1,019,995

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   26,256           36,351
     Gain on Sale of Real Estate                  (503,677)        (905,308)
     Increase in Receivables                       (30,281)          (8,536)
     Decrease in Payable to
        AEI Fund Management, Inc.                  (60,474)         (31,553)
     Increase in Deferred Income                    11,359                0
                                                -----------      -----------
        Total Adjustments                         (556,817)        (909,046)
                                                -----------      -----------
        Net Cash Provided By
           Operating Activities                     12,133          110,949
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            0       (1,609,778)
   Proceeds  from Sale of Real Estate            2,274,068        3,715,150
                                                -----------      -----------
        Net Cash Provided By
           Investing Activities                  2,274,068        2,105,372
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable (1,069,171)          12,051
   Distributions to Partners                    (3,172,186)        (210,727)
                                                -----------      -----------
        Net Cash Used For
         Financing Activities                   (4,241,357)        (198,676)
                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH  EQUIVALENTS                          (1,955,156)       2,017,645

CASH AND CASH EQUIVALENTS, beginning of period   2,770,726          461,388
                                                -----------      -----------
CASH AND CASH EQUIVALENTS, end of period       $   815,570      $ 2,479,033
                                                ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $       0   $4,791,259   $4,791,259     7,261.00

  Distributions                (2,107)    (208,620)    (210,727)

  Net Income                    2,107    1,017,888    1,019,995
                             ---------   ----------   ----------   ----------
BALANCE, June 30, 2003      $       0   $5,600,527   $5,600,527     7,261.00
                             =========   ==========   ==========   ==========


BALANCE, December 31, 2003  $       0   $4,946,311   $4,946,311     7,256.00

  Distributions               (31,722)  (3,140,464)  (3,172,186)

  Net Income                   31,722      537,228      568,950
                             ---------   ----------   ----------   ----------
BALANCE, June 30, 2004      $       0   $2,343,075   $2,343,075     7,256.00
                             =========   ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

(4)  Investments in Real Estate -

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $671,450.

(5)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant. The Note is guaranteed by the owners of HRG. The Note bears interest at an 8.0% rate. The principal and interest were due June 27, 2004.

     HRG  did  not pay the outstanding principal and interest  on the due date. The Partnership commenced legal actions against HRG to collect the outstanding amounts. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default.


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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended        Six Months Ended
                               6/30/04      6/30/03     6/30/04      6/30/03

Rental Income                 $       0   $  19,525   $   5,555    $  73,542
Property Management Expenses       (111)     (4,044)       (555)      (9,296)
Depreciation                          0           0           0      (10,095)
Gain on Disposal of Real Estate       0      (2,211)    503,677      905,308
                               ---------   ----------  ----------   ---------
   Income (Loss) from
      Discontinued Operations $    (111)  $  13,270   $ 508,677    $ 959,459
                               =========   ==========  ==========   =========

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $125,115 and $126,511, respectively.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $29,156 and $46,420, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,166 and $14,618, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's situation discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $671,450.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $15,736 and $21,319, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $508,677, representing rental income less property management expenses of $5,000 and gain on disposal of real estate of $503,677. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $959,459, representing rental income less property management expenses and depreciation of $54,151 and gain on disposal of real estate of $905,308.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances decreased $1,955,156 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the six months ended June 30, 2003, the Partnership's cash balances increased $2,017,645 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $110,949 in 2003 to $12,133 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,274,068 and $3,715,150. During the six months ended June 30, 2003, the Partnership expended $1,609,778 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

        For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $3,172,186 and $210,727, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,140,464 and $208,620 and the General Partners received distributions of $31,722 and $2,107 for the periods, respectively. In March 2004 and December 2003, the Partnership declared bonus distributions of $3,030,303 and $1,010,101, respectively, of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2003.

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


Dated:  August 10, 2004       AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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