Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2004-11-12
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004             2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   819,247       $ 2,770,726
  Receivables                                       40,148            28,419
  Note Receivable                                   97,000           100,000
                                                -----------       -----------
      Total Current Assets                         956,395         2,899,145
                                                -----------       -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             585,947           585,947
  Buildings and Equipment                        1,677,236         1,677,236
  Accumulated Depreciation                        (829,734)         (790,350)
                                                -----------       -----------
                                                 1,433,449         1,472,833
  Real Estate Held for Sale                              0         1,770,391
                                                -----------       -----------
      Net Investments in Real Estate             1,433,449         3,243,224
                                                -----------       -----------
          Total Assets                         $ 2,389,844       $ 6,142,369
                                                ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    18,075       $    84,957
  Distributions Payable                             41,930         1,111,101
                                                -----------       -----------
      Total Current Liabilities                     60,005         1,196,058
                                                -----------       -----------
PARTNERS' CAPITAL:
  General Partners                                       0                 0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                       2,329,839         4,946,311
                                                -----------       -----------
      Total Partners' Capital                    2,329,839         4,946,311
                                                -----------       -----------
       Total Liabilities and Partners' Capital $ 2,389,844       $ 6,142,369
                                                ===========       ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                              9/30/04        9/30/03    9/30/04      9/30/03

RENTAL INCOME                $ 62,420       $ 63,757   $ 187,535   $  190,268

EXPENSES:
   Partnership Administration -
     Affiliates                13,238         22,701      42,394       69,121
   Partnership Administration
     and Property Management -
     Unrelated Parties          7,426          1,890      32,555       16,508
   Depreciation                13,128         13,128      39,384       39,384
                              --------       --------   ---------   ----------
        Total Expenses         33,792         37,719     114,333      125,013
                              --------       --------   ---------   ----------

OPERATING INCOME               28,628         26,038      73,202       65,255

OTHER INCOME:
   Interest Income              4,456         30,071      20,192       51,390
                              --------       --------   ---------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  33,084         56,109      93,394      116,645

Income from
  Discontinued Operations           0         32,239     508,640      991,698
                              --------       --------   ---------   ----------
NET INCOME                   $ 33,084       $ 88,348   $ 602,034   $1,108,343
                              ========       ========   =========   ==========
NET INCOME ALLOCATED:
   General Partners          $    463       $  1,120   $  32,185   $    3,227
   Limited Partners            32,621         87,228     569,849    1,105,116
                              --------       --------   ---------   ----------
                             $ 33,084       $ 88,348   $ 602,034   $1,108,343
                              ========       ========   =========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $   4.50       $   7.63   $   12.74   $    15.90
   Discontinued Operations          0           4.38       65.79       136.30
                              --------       --------   ---------   ----------
        Total                $   4.50       $  12.01   $   78.53   $   152.20
                              ========       ========   =========   ==========
Weighted Average
  Units Outstanding             7,256          7,261       7,256        7,261
                              ========       ========   =========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   602,034    $ 1,108,343

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       39,384         55,585
     Gain on Sale of Real Estate                      (503,677)      (905,308)
     Increase in Receivables                           (11,729)       (38,672)
     Decrease in Note Receivable                         3,000              0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (66,882)       (45,304)
                                                    -----------    -----------
        Total Adjustments                             (539,904)      (933,699)
                                                    -----------    -----------
        Net Cash Provided By
           Operating Activities                         62,130        174,644
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                               0     (3,722,142)
    Proceeds  from Sale of Real Estate               2,274,068      3,715,150
                                                    -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                      2,274,068         (6,992)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (Decrease) in Distributions Payable  (1,069,171)        12,128
      Distributions to Partners                     (3,218,506)      (322,707)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (4,287,677)      (310,579)
                                                    -----------    -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                 (1,951,479)      (142,927)

CASH AND CASH EQUIVALENTS, beginning of period       2,770,726        461,388
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   819,247    $   318,461
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002  $      0   $ 4,791,259   $ 4,791,259    7,261.00

  Distributions               (3,227)     (319,480)     (322,707)

  Net Income                   3,227     1,105,116     1,108,343
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2003 $      0   $ 5,576,895   $ 5,576,895    7,261.00
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2003  $      0   $ 4,946,311   $ 4,946,311    7,256.00

  Distributions              (32,185)   (3,186,321)   (3,218,506)

  Net Income                  32,185       569,849       602,034
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2004 $      0   $ 2,329,839   $ 2,329,839    7,256.00
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

(4)  Investments in Real Estate -

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents.
     However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/04      9/30/03   9/30/04      9/30/03

Rental Income                  $    0    $ 39,020   $   5,555     $ 112,562
Property Management Expenses        0        (675)       (592)       (9,971)
Depreciation                        0      (6,106)          0       (16,201)
Gain on Disposal of Real Estate     0           0     503,677       905,308
                                ------    --------   ---------     ---------
   Income from
     Discontinued Operations   $    0    $ 32,239   $ 508,640     $ 991,698
                                ======    ========   =========     =========

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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $187,535 and $190,268, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $42,394 and $69,121, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,555 and $16,508, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's situation discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $20,192 and $51,390, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $508,640, representing rental income less property management expenses of $4,963 and gain on disposal of real estate of $503,677. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $991,698, representing rental income less property management expenses and depreciation of $86,390 and gain on disposal of real estate of $905,308.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $1,951,479 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the nine months ended September 30, 2003, the Partnership's cash balances decreased $142,927 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $174,644 in 2003 to $62,130 in 2004 as a result of a decrease in total rental and interest income in 2004, which was partially offset by a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,274,068 and $3,715,150. During the nine months ended September 30, 2003, the Partnership expended $3,722,142 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $3,218,506 and $322,707, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,186,321 and $319,480 and the General Partners received distributions of $32,185 and $3,227 for the periods, respectively. In March 2004 and December 2003, the Partnership declared bonus distributions of $3,030,303 and $1,010,101, respectively, of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2003.

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

       During 2004, the Partnership did not redeem any Units from the Limited Partners. On October 1, 2003, one Limited Partner redeemed five Partnership Units for $1,523 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 31 Limited Partners redeemed 239 Partnership Units for $145,751. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received a distribution of $15 in 2003.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

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

    32Certification   of  Chief  Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 2004     AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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