Form 10KSB
period 2004-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2005-03-30
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's revenues for the year ended December 31, 2004 were $249,955.

As of February 28, 2005, there were 7,228 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,228,000.

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

Property Activity

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

        Through December 31, 2002, the Partnership sold its 20% interest in the Tractor Supply Company store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $290,296, which resulted in a net gain of $110,705. The total cost and related accumulated depreciation of the interests sold was $219,405 and $39,814, respectively. For the year ended December 2002, the net gain was $58,149.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

Major Tenants

        During 2004, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 98% of total rental revenue in 2004. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                            Total Property               Annual    Annual
                  Purchase   Acquisition                 Lease     Rent Per
Property            Date        Costs     Lessee         Payment   Sq. Ft.

Children's World                         Knowledge
Daycare Center                           Learning
 Franconia, VA   3/24/87   $962,069   Enterprises, Inc.  $136,303   $27.54

Arby's Restaurant                           RTM
 Marshall, MI    7/30/87   $586,424   Mid-America, Inc.  $ 42,000   $13.57

Razzoo's Restaurant
 Austin, TX                               Razzoo's,
 <22%)           6/27/01   $714,689         Inc.         $ 71,376   $33.11

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease term for the Razzoo's restaurant is 15 years. The Children's World daycare center and Arby's restaurant have Leases that were extended during 2004 to expire on January 31, 2013 and June 30, 2014, respectively. The Leases contains renewal options which may extend the Lease term an additional 10 years for the Razzoo's restaurant and 15 years for the Arby's restaurant.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1999, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 657 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

       Cash distributions of $37,756 and $14,448 were made to the General Partners and $3,737,849 and $1,430,341 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $3,500,000 and $1,000,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

       (c) None.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $249,955 and $274,222, respectively. In 2004, the Partnership negotiated to extend the lease term for two properties in exchange for a reduction in rent for each property. As a result of the rent concessions, rental income decreased in 2004, when compared to 2003.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $53,387 and $85,569, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,122 and $15,988, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $22,440 and $55,144, respectively. In 2004, interest income decreased mainly due to the Partnership receiving interest from construction advances in 2003.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $474,569, representing rental income and property management expenses of $6,110 and gain on disposal of real estate of $503,677, which were partially offset by a note receivable write down of $35,218. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $1,426,082, representing rental income less property management expenses and depreciation of $161,199 and gain on disposal of real estate of $1,264,883.

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

        Subsequent to December 31, 2004, HRG did not pay the outstanding amounts on the due date of the $100,000 Promissory Note discussed above. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In the first quarter of 2004, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to take the initial steps toward liquidating the Partnership. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties. It is too early to estimate when the liquidation process will be completed.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $1,928,651 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the year ended December 31, 2003, the Partnership's cash balances increased $2,309,338 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $453,774 in 2003 to $131,278 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,274,068 and $6,022,876. During the year ended December 31, 2003, the Partnership expended $3,743,283 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $3,775,605 and $1,444,789, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,737,849 and $1,430,341 and the General Partners received distributions of $37,756 and $14,448 for the periods, respectively.

        In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $137.82 per Limited Partnership Unit. In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively. These bonus distributions resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.





           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                           /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   842,075    $ 2,770,726
  Receivables                                       38,897         28,419
  Note Receivable                                   60,000        100,000
                                                -----------    -----------
      Total Current Assets                         940,972      2,899,145
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             585,947        585,947
  Buildings and Equipment                        1,677,236      1,677,236
  Accumulated Depreciation                        (842,862)      (790,350)
                                                -----------    -----------
                                                 1,420,321      1,472,833
  Real Estate Held for Sale                              0      1,770,391
                                                -----------    -----------
      Net Investments in Real Estate             1,420,321      3,243,224
                                                -----------    -----------
          Total Assets                         $ 2,361,293    $ 6,142,369
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     7,935    $    84,957
  Distributions Payable                            552,709      1,111,101
                                                -----------    -----------
      Total Current Liabilities                    560,644      1,196,058
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                       0              0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256  Units outstanding in 2004 and 2003     1,800,649      4,946,311
                                                -----------    -----------
      Total Partners' Capital                    1,800,649      4,946,311
                                                -----------    -----------
        Total Liabilities and Partners'Capital $ 2,361,293    $ 6,142,369
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 3l

                                                    2004          2003

RENTAL INCOME                                   $   249,955   $   274,222

EXPENSES:
  Partnership Administration - Affiliates            53,387        85,569
  Partnership Administration and Property
     Management - Unrelated Parties                  11,122        15,988
  Depreciation                                       52,512        52,512
                                                 -----------   -----------
      Total Expenses                                117,021       154,069
                                                 -----------   -----------

OPERATING INCOME                                    132,934       120,153

OTHER INCOME:
  Interest Income                                    22,440        55,144
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   155,374       175,297

Income From Discontinued Operations                 474,569     1,426,082
                                                 -----------   -----------
NET INCOME                                      $   629,943   $ 1,601,379
                                                 ===========   ===========
NET INCOME ALLOCATED:
  General Partners                              $    37,756   $    14,463
  Limited Partners                                  592,187     1,586,916
                                                 -----------   -----------
                                                $   629,943   $ 1,601,379
                                                 ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     21.20   $     23.90
  Discontinued Operations                             60.41        194.68
                                                 -----------   -----------
       Total                                    $     81.61   $    218.58
                                                 ===========   ===========
Weighted Average Units Outstanding                    7,256         7,260
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   629,943   $ 1,601,379

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      52,512        87,348
     Write Down of Note Receivable                     35,218             0
     Gain on Sale of Real Estate                     (503,677)   (1,264,883)
     Increase in Receivables                          (10,478)         (949)
     Payments Received on Note Receivable               4,782             0
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                    (77,022)       30,879
                                                   -----------   -----------
       Total Adjustments                             (498,665)   (1,147,605)
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       131,278       453,774
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0    (3,743,283)
  Proceeds from Sale of Real Estate                 2,274,068     6,022,876
                                                   -----------   -----------
       Net Cash Provided By
           Investing Activities                     2,274,068     2,279,593
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       (558,392)    1,022,298
  Distributions to Partners                        (3,775,605)   (1,444,789)
  Redemption Payments                                       0        (1,538)
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (4,333,997)     (424,029)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (1,928,651)    2,309,338

CASH AND CASH EQUIVALENTS, beginning of period      2,770,726       461,388
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   842,075   $ 2,770,726
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2002  $      0  $ 4,791,259  $ 4,791,259    7,261.00

  Distributions              (14,448)  (1,430,341)  (1,444,789)

  Redemption Payments            (15)      (1,523)      (1,538)      (5.00)

  Net Income                  14,463    1,586,916    1,601,379
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2003         0    4,946,311    4,946,311    7,256.00

  Distributions              (37,756)  (3,737,849)  (3,775,605)

  Net Income                  37,756      592,187      629,943
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2004  $      0  $ 1,800,649  $ 1,800,649    7,256.00
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 22% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 26.05% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 21% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003


(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 3l

                                                  2004         2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $  53,387    $  85,569
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  10,567    $  25,078
                                                ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amount of
  $49,939 for 2003.                            $       0    $  16,131
                                                ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  53,334    $ 138,026
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease term for the Razzoo's restaurant is 15 years. The Children's World daycare center and Arby's restaurant have Leases that were extended during 2004 to expire on January 31, 2013 and June 30, 2014, respectively. The Leases contains renewal options which may extend the Lease term an additional 10 years for the Razzoo's restaurant and 15 years for the Arby's restaurant. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2004 are as follows:

                               Buildings and            Accumulated
Property                 Land    Equipment     Total    Depreciation

Children's World,
 Franconia, VA        $ 165,952  $  796,117  $  962,069   $ 495,949
Arby's, Marshall, MI    120,499     465,926     586,425     296,467
Razzoo's, Austin, TX    299,496     415,193     714,689      50,446
                       ---------  ----------  ----------   ---------
                      $ 585,947  $1,677,236  $2,263,183   $ 842,862
                       =========  ==========  ==========   =========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     In  July  2003,  the  lessee of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005           $  252,120
                       2006              255,332
                       2007              258,587
                       2008              261,885
                       2009              265,226
                       Thereafter      1,172,824
                                       ----------
                                      $2,465,974
                                       ==========

     In 2004 and 2003, the Partnership recognized contingent rents of $7,624 and $29,597, respectively.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant. The Note is guaranteed by the owners of HRG. The Note bears interest at an 8.0% rate. The principal and interest were due June 27, 2004.

     HRG  did  not pay the outstanding principal and interest  on the due date. The Partnership commenced legal actions against HRG to collect the outstanding amounts. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance of $4,782 applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default.

     Subsequent to December 31, 2004, HRG did not pay the outstanding amounts on the due date of the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:


                                                   2004        2003
      Tenants                     Industry

     Knowledge Learning
       Enterprises, Inc.         Child Care      $ 138,308   $ 175,983
     Razzoo's, Inc.              Restaurant         71,023      70,320
     Champps Operating
       Corporation               Restaurant         40,624         N/A
     Kona Restaurant Group, Inc. Restaurant            N/A      95,103
     Garden Ridge, L.P.          Retail                N/A      62,095
                                                  ---------   ---------
     Aggregate rent revenue of major tenants     $ 249,955   $ 403,501
                                                  =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 98%         84%
                                                  =========   =========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     In December 2003, the Partnership distributed $1,010,101 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $137.82 per Limited Partnership Unit. In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively.
           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                              2004        2003

     Rental Income                        $   5,555   $  205,125
     Property Management Expenses               555       (9,090)
     Depreciation                                 0      (34,836)
     Write Down of Note Receivable          (35,218)           0
     Gain on Disposal of Real Estate        503,677    1,264,883
                                           ---------   ----------
          Income from Discontinued
            Operations                    $ 474,569   $1,426,082
                                           =========   ==========

(8)  Partners' Capital -

     Cash distributions of $37,756 and $14,448 were made to the General Partners and $3,737,849 and $1,430,341 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $515.14 and $197.02 per Limited Partnership Unit outstanding using 7,256 and 7,260 weighted average Units in 2004 and 2003, respectively. The distributions represent $81.61 and $197.02 per Unit of Net Income and $433.53 and $- 0- per Unit of return of capital in 2004 and 2003, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $3,500,000 and $1,000,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Partners' Capital - (Continued)

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

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $320.02 per original $1,000 invested.

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2004         2003

     Net Income for Financial
      Reporting Purposes                    $ 629,943    $1,601,379

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        5,726        22,011

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                       38,392             0

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial
      Reporting Purposes                      (10,007)     (455,443)
                                             ---------    ----------
           Taxable Income to Partners       $ 664,054    $1,167,947
                                             =========    ==========



           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                2004        2003

     Partners' Capital for
      Financial Reporting Purposes           $1,800,649   $4,946,311

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         66,968       71,249

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         38,392            0

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        1,054,819    1,054,819
                                              ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes         $2,960,828   $6,072,379
                                              ==========   ==========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of  which  are held for trading purposes, are as follows  at
     December 31:
                                    2004                    2003
                           Carrying       Fair     Carrying      Fair
                            Amount        Value      Amount      Value

     Money Market Funds   $ 842,075   $ 842,075    $2,770,726   $2,770,726
                           ---------   ---------    ----------   ----------
       Total Cash and
         Cash Equivalents $ 842,075   $ 842,075    $2,770,726   $2,770,726
                           =========   =========    ==========   ==========

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

ITEM 8B.  OTHER INFORMATION.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.
                             PART IV

ITEM 13.  EXHIBITS.

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

    10.3 First Amendment to the Net Lease Agreement dated September 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 601 South Jackson Road, Pharr, Texas (incorporated by reference to
    Exhibit 10.3 of Form 8-K filed October 6, 2003).

    10.4 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc.
    relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

    10.5 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6,
    2003).

    31.1Certification  of  Chief  Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2Certification  of  Chief  Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32Certification   of  Chief  Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $   6,700   $  7,313
     Audit-Related Fees                          96        529
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   6,796   $  7,842
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


                           AEI REAL ESTATE FUND XV
                           Limited Partnership
                           By: AEI Fund Management 86-A, Inc.
                              Its Managing General Partner


March 21, 2005             By: /s/ Robert P Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ Robert P Johnson  President (Principal Executive  Officer) March 21, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and  Treasurer  March 21, 2005
    Patrick W.Keene   (Principal Accounting Officer)