Form 10QSB
period 2005-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2005-05-13
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                  2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   375,362    $   842,075
  Receivables                                      38,897         38,897
  Note Receivable                                  20,000         60,000
                                               -----------    -----------
      Total Current Assets                        434,259        940,972
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            585,947        585,947
  Buildings and Equipment                       1,677,236      1,677,236
  Accumulated Depreciation                       (855,990)      (842,862)
                                               -----------    -----------
      Net Investments in Real Estate            1,407,193      1,420,321
                                               -----------    -----------
          Total Assets                        $ 1,841,452    $ 2,361,293
                                               ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     5,892    $     7,935
  Distributions Payable                            40,260        552,709
  Unearned Rent                                    11,529              0
                                               -----------    -----------
      Total Current Liabilities                    57,681        560,644
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (169)             0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                      1,783,940      1,800,649
                                               -----------    -----------
    Total Partners' Capital                     1,783,771      1,800,649
                                               -----------    -----------
     Total Liabilities and Partners' Capital  $ 1,841,452    $ 2,361,293
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2005          2004

RENTAL INCOME:                                 $    62,761    $    59,748

EXPENSES:
   Partnership Administration - Affiliates          15,844         16,492
   Partnership Administration and Property
      Management - Unrelated Parties                 8,013          8,033
   Depreciation                                     13,128         13,128
                                                -----------    -----------
        Total Expenses                              36,985         37,653
                                                -----------    -----------

OPERATING INCOME                                    25,776         22,095

OTHER INCOME:
   Interest Income                                   1,822         11,323
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   27,598         33,418

Income From Discontinued Operations                      0        508,788
                                                -----------    -----------
NET INCOME                                     $    27,598    $   542,206
                                                ===========    ===========
NET INCOME ALLOCATED:
   General Partners                            $       276    $    31,259
   Limited Partners                                 27,322        510,947
                                                -----------    -----------
                                               $    27,598    $   542,206
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $      3.77    $      4.56
   Discontinued Operations                               0          65.86
                                                -----------    -----------
         Total                                 $      3.77    $     70.42
                                                ===========    ===========
Weighted Average Units Outstanding                   7,256          7,256
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $    27,598   $   542,206

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                      13,128        13,128
     Gain on Sale of Real Estate                            0      (503,677)
     Decrease in Receivables                                0        18,175
     Decrease in Note Receivable                       40,000             0
     Decrease in Payable to
       AEI Fund Management, Inc.                       (2,043)      (39,263)
     Increase in Unearned Rent                         11,529             0
                                                   -----------   -----------
       Total Adjustments                               62,614      (511,637)
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                        90,212        30,569
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0     2,274,068
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (512,449)    2,005,707
   Distributions to Partners                          (44,476)   (3,125,865)
                                                   -----------   -----------
       Net Cash Used For
           Financing Activities                      (556,925)   (1,120,158)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           (466,713)    1,184,479

CASH AND CASH EQUIVALENTS, beginning of period        842,075     2,770,726
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   375,362   $ 3,955,205
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2003  $      0   $ 4,946,311  $ 4,946,311     7,256.00

  Distributions              (31,259)   (3,094,606)  (3,125,865)

  Net Income                  31,259       510,947      542,206
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2004     $      0   $ 2,362,652  $ 2,362,652     7,256.00
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2004  $      0   $ 1,800,649  $ 1,800,649     7,256.00

  Distributions                 (445)      (44,031)     (44,476)

  Net Income                     276        27,322       27,598
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2005     $   (169)  $ 1,783,940  $ 1,783,771     7,256.00
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

(5)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note is guaranteed by the owners of HRG. The Note bears interest at an 8.0% rate. The principal and interest are due June 27, 2004.

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Receivable - (Continued)

     On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. At March 31, 2005, the net realizable value was $20,000.

(6)  Discontinued Operations -

     In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant in Pharr, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                               2005          2004

     Rental Income                          $       0   $   5,555
     Property Management Expenses                   0        (444)
     Depreciation                                   0           0
     Gain on Disposal of Real Estate                0     503,677
                                             ---------   ---------
       Income from Discontinued Operations  $       0   $ 508,788
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $62,761 and $59,748, respectively.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $15,844 and $16,492, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,013 and $8,033, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $1,822 and $11,323, respectively. In 2004, interest income was higher mainly due to the Partnership having more money invested in a money market account from the sale of property. A large distribution of sales proceeds was paid to the Partners at the end of the first quarter of 2004.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant in Pharr, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,770,391.

         On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note is guaranteed by the owners of HRG. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance of $4,782 applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default. On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. At March 31, 2005, the net realizable value was $20,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances decreased $466,713 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Partnership's cash balances increased $1,184,479 as a result of cash generated from the sale of property, which was partially offset by distributions of net sale proceeds paid to the Partners.

        Net cash provided by operating activities increased from $30,569 in 2004 to $90,212 in 2005 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses and a decrease in Partnership administration and property management expenses in 2005, which were partially offset by a decrease in total rental and interest income in 2005.

        During the three months ended March 31, 2004, the Partnership generated cash flow from the sale of real estate of $2,274,068.

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $44,476 and $3,125,865, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $44,031 and $3,094,606 and the General Partners received distributions of $445 and $31,259 for the periods, respectively.

        In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively. These special distributions resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

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


Dated:  May 6, 2005           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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