Form 10QSB
period 2005-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2005-08-12
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of June 30, 2005 and December 31, 2004

         Statements for the Periods ended June 30, 2005 and 2004:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

          Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                   2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   418,313     $   842,075
  Receivables                                           0          38,897
  Note Receivable                                  20,000          60,000
                                               -----------     -----------
      Total Current Assets                        438,313         940,972
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            585,947         585,947
  Buildings and Equipment                       1,677,236       1,677,236
  Accumulated Depreciation                       (869,118)       (842,862)
                                               -----------     -----------
      Net Investments in Real Estate            1,394,065       1,420,321
                                               -----------     -----------
          Total Assets                        $ 1,832,378     $ 2,361,293
                                               ===========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     6,364     $     7,935
  Distributions Payable                            44,475         552,709
  Unearned Rent                                    11,529               0
                                               -----------     -----------
      Total Current Liabilities                    62,368         560,644
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (306)              0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                      1,770,316       1,800,649
                                               -----------     -----------
    Total Partners' Capital                     1,770,010       1,800,649
                                               -----------     -----------
      Total Liabilities and Partners' Capital $ 1,832,378     $ 2,361,293
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/05      6/30/04     6/30/05     6/30/04

RENTAL INCOME                  $  62,930    $  65,367   $ 125,691   $ 125,115

EXPENSES:
   Partnership Administration -
    Affiliates                    14,490       12,664      30,334      29,156
   Partnership Administration and
    Property Management -
    Unrelated Parties              3,930       17,133      10,421      25,166
   Depreciation                   13,128       13,128      26,256      26,256
                                ---------    ---------   ---------   ---------
        Total Expenses            31,548       42,925      67,011      80,578
                                ---------    ---------   ---------   ---------

OPERATING INCOME                  31,382       22,442      58,680      44,537

OTHER INCOME:
   Interest Income                 2,484        4,413       4,306      15,736
                                ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                     33,866       26,855      62,986      60,273

Income(Loss) from Discontinued
  Operations                      (3,152)        (111)     (4,674)    508,677
                                ---------    ---------   ---------   ---------
NET INCOME                     $  30,714    $  26,744   $  58,312   $ 568,950
                                =========    =========   =========   =========
NET INCOME ALLOCATED:
   General Partners            $     307    $     463   $     583   $  31,722
   Limited Partners               30,407       26,281      57,729     537,228
                                ---------    ---------   ---------   ---------
                               $  30,714    $  26,744   $  58,312   $ 568,950
                                =========    =========   =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    4.62    $    3.64   $    8.60   $    8.22
Discontinued Operations             (.43)        (.02)       (.64)      65.82
                                ---------    ---------   ---------   ---------
        Total                  $    4.19    $    3.62   $    7.96   $   74.04
                                =========    =========   =========   =========
Weighted Average Units Outstanding 7,256        7,256       7,256       7,256
                                =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $    58,312   $   568,950

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        26,256        26,256
     Gain on Sale of Real Estate                              0      (503,677)
     (Increase) Decrease in Receivables                  38,897       (30,281)
     Decrease in Note Receivable                         40,000             0
     Decrease in Payable to
        AEI Fund Management, Inc.                        (1,571)      (60,474)
     Increase in Deferred Income                         11,529        11,359
                                                     -----------   -----------
        Total Adjustments                               115,111      (556,817)
                                                     -----------   -----------
        Net Cash Provided By
           Operating Activities                         173,423        12,133
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds  from Sale of Real Estate                        0     2,274,068
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (508,234)   (1,069,171)
   Distributions to Partners                            (88,951)   (3,172,186)
                                                     -----------   -----------
        Net Cash Used For
           Financing Activities                        (597,185)   (4,241,357)
                                                     -----------   -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                    (423,762)   (1,955,156)

CASH AND CASH EQUIVALENTS, beginning of period          842,075     2,770,726
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   418,313   $   815,570
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General     Limited                   Units
                              Partners    Partners      Total     Outstanding


BALANCE, December 31, 2003  $      0    $ 4,946,311   $ 4,946,311    7,256.00

  Distributions              (31,722)    (3,140,464)   (3,172,186)

  Net Income                  31,722        537,228       568,950
                             --------    -----------   -----------  ----------
BALANCE, June 30, 2004      $      0    $ 2,343,075   $ 2,343,075    7,256.00
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2004  $      0    $ 1,800,649   $ 1,800,649    7,256.00

  Distributions                 (889)       (88,062)      (88,951)

  Net Income                     583         57,729        58,312
                             --------    -----------   -----------  ----------
BALANCE, June 30, 2005      $   (306)   $ 1,770,316   $ 1,770,010    7,256.00
                             ========    ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

(5)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note is guaranteed by the owners of HRG. The Note bore interest at an 8.0% rate. The principal and interest were due June 27, 2004.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Receivable - (Continued)

     On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. At June 30, 2005, the net realizable value was $20,000.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended       Six Months Ended
                                6/30/05      6/30/04    6/30/05     6/30/04

Rental Income                  $       0   $       0   $       0   $   5,555
Property Management Expenses      (3,152)       (111)     (4,674)       (555)
Gain on Disposal of Real Estate        0           0           0     503,677
                                ---------   ---------   ---------   ---------
   Income (Loss) from
      Discontinued Operations  $  (3,152)  $    (111)  $  (4,674)  $ 508,677
                                =========   =========   =========   =========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $125,691 and $125,115, respectively.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $30,334 and $29,156, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,421 and $25,166, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $4,306 and $15,736, respectively. In 2004, interest income was higher mainly due to the Partnership having more money invested in a money market account from the sale of property. A large distribution of sales proceeds was paid to the Partners at the end of the first quarter of 2004.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Partnership recognized a loss from discontinued operations of $4,674, representing property management expenses. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $508,677, representing rental income less property management expenses of $5,000 and gain on disposal of real estate of $503,677.

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

         On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note is guaranteed by the owners of HRG. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance of $4,782 applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default. On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. At June 30, 2005, the net realizable value was $20,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances decreased $423,762 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Partnership's cash balances decreased $1,955,156 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities increased from $12,133 in 2004 to $173,423 in 2005 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses and a decrease in Partnership administration and property management expenses in 2005, which were partially offset by a decrease in total rental and interest income in 2005.

       During the six months ended June 30, 2004, the Partnership generated cash flow from the sale of real estate of $2,274,068.

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

        For the six months ended June 30, 2005 and 2004, the Partnership declared distributions of $88,951 and $3,172,186, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $88,062 and $3,140,464 and the General Partners received distributions of $889 and $31,722 for the periods, respectively.

        In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively. These special distributions resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  August 5, 2005        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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