Form 10QSB
period 2005-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2005-11-14
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005  and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                    2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,039,453    $   842,075
  Receivables                                             0         38,897
  Note Receivable                                         0         60,000
                                                 -----------    -----------
      Total Current Assets                        1,039,453        940,972
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              465,448        585,947
  Buildings and Equipment                         1,211,310      1,677,236
  Accumulated Depreciation                         (575,645)      (842,862)
                                                 -----------    -----------
      Net Investments in Real Estate              1,101,113      1,420,321
                                                 -----------    -----------
          Total Assets                          $ 2,140,566    $ 2,361,293
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,932    $     7,935
  Distributions Payable                             448,517        552,709
  Unearned Rent                                      11,529              0
                                                 -----------    -----------
      Total Current Liabilities                     471,978        560,644
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                        0              0
  Limited Partners, $1,000 per Unit;
   7,500 Units authorized and issued;
   7,256 Units outstanding                        1,668,588      1,800,649
                                                 -----------    -----------
      Total Partners' Capital                     1,668,588      1,800,649
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $ 2,140,566    $ 2,361,293
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended        Nine Months Ended
                               9/30/05      9/30/04      9/30/05     9/30/04

RENTAL INCOME                $  52,610    $  51,920   $  157,301   $  157,411

EXPENSES:
   Partnership Administration -
    Affiliates                  13,142       13,238       43,476       42,394
   Partnership Administration
    and Property Management -
    Unrelated Parties            2,459        5,200       12,506       28,596
   Depreciation                  9,750        9,750       29,250       29,250
                              ---------    ---------   ----------   ----------
        Total Expenses          25,351       28,188       85,232      100,240
                              ---------    ---------   ----------   ----------

OPERATING INCOME                27,259       23,732       72,069       57,171

OTHER INCOME:
   Interest Income               3,438        4,456        7,744       20,192
                              ---------    ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   30,697       28,188       79,813       77,363

Income from Discontinued
  Operations                   316,399        4,896      325,595      524,671
                              ---------    ---------   ----------   ----------
NET INCOME                   $ 347,096    $  33,084   $  405,408   $  602,034
                              =========    =========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners          $   4,792    $     463   $    5,375   $   32,185
   Limited Partners            342,304       32,621      400,033      569,849
                              ---------    ---------   ----------   ----------
                             $ 347,096    $  33,084   $  405,408   $  602,034
                              =========    =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    4.19    $    3.85   $    10.89   $    10.55
Discontinued Operations          42.99          .65        44.24        67.98
                              ---------    ---------   ----------   ----------
        Total                $   47.18    $    4.50   $    55.13   $    78.53
                              =========    =========   ==========   ==========
Weighted Average Units
  Outstanding                    7,256        7,256        7,256        7,256
                              =========    =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   405,408    $   602,034

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      38,821         39,384
     Gain on Sale of Real Estate                     (309,534)      (503,677)
     (Increase) Decrease in Receivables                38,897        (11,729)
     Decrease in Note Receivable                       60,000          3,000
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       3,997        (66,882)
     Increase in Deferred Income                       11,529              0
                                                   -----------    -----------
        Total Adjustments                            (156,290)      (539,904)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       249,118         62,130
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                  589,921      2,274,068
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (104,192)    (1,069,171)
   Distributions to Partners                         (537,469)    (3,218,506)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                      (641,661)    (4,287,677)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   197,378     (1,951,479)

CASH AND CASH EQUIVALENTS, beginning of period        842,075      2,770,726
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,039,453    $   819,247
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $      0   $ 4,946,311  $ 4,946,311    7,256.00

  Distributions              (32,185)   (3,186,321)  (3,218,506)

  Net Income                  32,185       569,849      602,034
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2004 $      0   $ 2,329,839  $ 2,329,839    7,256.00
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2004  $      0   $ 1,800,649  $ 1,800,649    7,256.00

  Distributions               (5,375)     (532,094)    (537,469)

  Net Income                   5,375       400,033      405,408
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2005 $      0   $ 1,668,588  $ 1,668,588    7,256.00
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

(6)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note was guaranteed by the owners of HRG. The Note bore interest at an 8.0% rate. The principal and interest were due June 27, 2004.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Note Receivable - (Continued)

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

     On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. On September 27, 2005, the Partnership received the final $20,000 payment.

(7)  Discontinued Operations -

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

     On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

     In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively. In September 2005, the Partnership distributed $404,040 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $55.13 per Limited Partnership Unit.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/05      9/30/04     9/30/05     9/30/04

Rental Income                  $  10,016   $  10,500   $  31,016   $  35,679
Property Management Expenses        (336)     (2,226)     (5,384)     (4,551)
Depreciation                      (2,815)     (3,378)     (9,571)    (10,134)
Gain on Disposal of Real Estate  309,534           0     309,534     503,677
                                ---------   ---------   ---------   ---------
   Income from Discontinued
     Operations                $ 316,399   $   4,896   $ 325,595   $ 524,671
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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $157,301 and $157,411, respectively.

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $43,476 and $42,394, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,506 and $28,596, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $7,744 and $20,192, respectively. In 2004, interest income was higher mainly due to the Partnership having more money invested in a money market account from the sale of property. A large distribution of sales proceeds was paid to the Partners at the end of the first quarter of 2004.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized a gain from discontinued operations of $325,595, representing rental income less property management expenses and depreciation of $16,061 and gain on disposal of real estate of $309,534. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $524,671, representing rental income less property management expenses and depreciation of $20,994 and gain on disposal of real estate of $503,677.

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

        On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Greenville, Texas. The Note was guaranteed by the owners of HRG. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance of $4,782 applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default. On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. On September 27, 2005, the Partnership received the final $20,000 payment.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances increased $197,378 as a result of cash generated from the sale of property, which was partially offset by distributions of net sale proceeds paid to the
Partners. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $1,951,479 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities increased from $62,130 in 2004 to $249,118 in 2005 as a result of a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2005.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the nine months ended September 30, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $589,921 and $2,274,068, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $537,469 and $3,218,506, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $532,094 and $3,186,321 and the General Partners received distributions of $5,375 and $32,185 for the periods, respectively.

        In March and December 2004, the Partnership distributed $3,030,303 and $505,051 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $413.45 and $68.91 per Limited Partnership Unit, respectively. In September 2005, the Partnership distributed $404,040 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $55.13 per Limited Partnership Unit. These special distributions resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated August 19, 2005 between the Partnership and the Dick and Alice Vander Meer Family Trust relating to the Property at 1310 West Michigan Avenue, Marshall, Michigan (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 28, 2005).

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


Dated:  November 4, 2005      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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