Form 10KSB
period 2005-12-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2006-03-30
CIK 793631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $240,926.

As of February 28, 2006, there were 7,228 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,228,000.

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

        In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

       During the first quarter of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,776,832, which resulted in a net gain of $585,894. The cost and related accumulated depreciation of the interests sold was $1,330,265 and $139,327, respectively.

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

        In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant in Pharr, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. The cost and related accumulated depreciation of the interests sold was $1,780,398 and $10,007, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        During the fourth quarter of 2003, the Partnership sold its interest in the Garden Ridge retail store, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,032,178, which resulted in a net gain of $299,527. The cost and related accumulated depreciation of the interests sold was $1,746,370 and $13,719, respectively.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

        Subsequent to December 31, 2005, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,825,000. If this sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

Major Tenants

        During 2005, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2005. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                           Total Property            Annual
                  Purchase  Acquisition              Lease     Annual Rent
  Property          Date       Costs      Tenant     Payment   Per Sq. Ft.

Children's World                       KinderCare
Daycare Center                          Learning
 Franconia, VA    3/24/87  $962,069   Centers, Inc.  $138,348    $27.95

Razzoo's Restaurant
 Austin, TX                             Razzoo's,
 (22%)            6/27/01  $714,689       LP         $ 72,090    $33.44

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

        The Lease for the Razzoo's restaurant has a primary term of 15 years and provides the tenant with two five-year renewal options subject to the same terms and conditions as the primary term. The Children's World daycare center has a Lease that was extended during 2004 to expire on January 31, 2013.

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


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        During the last five years, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 667 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $5,759 and $37,756 were made to the General Partners and $570,126 and $3,737,849 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 and $3,500,000 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

       Through September 30, 2005, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2005, the estimated real estate values were based upon a signed purchase agreement and a tenant purchase option contained in a lease. Any changes in these estimates could cause material changes in the net assets in liquidation.

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2005 and 2004, while in the operating and liquidation phases, the Partnership recognized rental income of $240,926 and $255,510, respectively. During the same periods, the Partnership recognized interest income of $13,536 and $22,440, respectively.

        For the years ended December 31, 2005 and 2004, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $53,614 and $53,387, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,996 and $10,567, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2005, the Partnership recognized an adjustment of estimated value of $1,295,887 resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

         On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the tenant of the Denny's restaurant in Greenville, Texas. The Note was guaranteed by the owners of HRG. In August 2004, the Partnership and HRG reached an agreement to extend the due date of the Note to February 1, 2005. As part of the agreement, HRG paid the Partnership $25,000, which was applied to collection costs and accrued interest with the balance of $4,782 applied to the principal balance. In addition, HRG signed a legal document to be filed with a court that will make it easier for the Partnership to seek collection of any amounts due in the event of a future default. On February 1, 2005, HRG did not pay the outstanding amounts due on the Note. Due to the reported financial condition of HRG and its owners, the Partnership agreed to accept reduced payments to settle the Note obligations. In exchange for a $40,000 current payment, received March 17, 2005, and an additional $20,000 payment due in six months, the Partnership agreed to forgive the remaining obligations due under the Note. As a result, the principal balance of the Note was written down $35,218, at December 31, 2004, to its net realizable value of $60,000. On September 27, 2005, the Partnership received the final $20,000 payment.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

        During the period from October 1, 2005 to December 31, 2005, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $1,304,628 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2005 to September 30, 2005, while in the operating phase, the Partnership's cash balances increased $197,378 as a result of cash generated from the sale of property, which was partially offset by distributions of net sale proceeds paid to the Partners. During the year ended December 31, 2004, the Partnership's cash balances decreased $1,928,651 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. The source of the excess distributions was proceeds from property sales completed in prior years.

        In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant in Pharr, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. The cost and related accumulated depreciation of the interests sold was $1,780,398 and $10,007, respectively.

        On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

        Subsequent to December 31, 2005, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,825,000. If this sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $575,885 and $3,775,605, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $570,126 and $3,737,849 and the General Partners received
distributions   of   $5,759   and  $37,756   for   the   periods,
respectively.


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying Index to Financial Statements.





           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31,
2005

Balance Sheet as of December 31, 2004

Statement of Liquidating Activities for the Period From
   October 1, 2005 to December 31, 2005

Statements for the Period From January 1, 2005 to September 30,
2005
   and for the Year Ended December 31, 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XV Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund XV Limited Partnership (a Delaware limited partnership) as of December 31, 2004, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2005 to September 30, 2005. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund XV Limited Partnership as of December 31, 2005, and the related statement of liquidating activities for the period from October 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XV Limited Partnership anticipate the liquidation of the Partnership during 2006. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund XV Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2005, to September 30, 2005, its net assets available for liquidation as of December 31, 2005, and the statement of liquidating activities for the period from October 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.



                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                        DECEMBER 31, 2005





ASSETS:
  Cash and Cash Equivalents                       $   631,772
  Investments in Real Estate                        2,397,000
                                                   -----------
          Total Assets                              3,028,772
                                                   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  5,611
  Distributions Payable                                38,416
  Unearned Rent                                        11,529
                                                   -----------
          Total Liabilities                            55,556
                                                   -----------

      NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
        including  7,256 Limited Partnership Units
        outstanding                               $ 2,973,216
                                                   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                          BALANCE SHEET
                        DECEMBER 31, 2004

                             ASSETS


CURRENT ASSETS:
  Cash and Cash Equivalents                         $  842,075
  Receivables                                           38,897
  Note Receivable                                       60,000
                                                     ----------
      Total Current Assets                             940,972
                                                     ----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 585,947
  Buildings and Equipment                            1,677,236
  Accumulated Depreciation                            (842,862)
                                                     ----------
      Net Investments in Real Estate                 1,420,321
                                                     ----------
          Total Assets                              $2,361,293
                                                     ==========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    7,935
  Distributions Payable                                552,709
                                                     ----------
      Total Current Liabilities                        560,644
                                                     ----------
PARTNERS' CAPITAL:
  General Partners                                           0
  Limited Partners, $1,000 per Unit;
     7,500 Units authorized and issued;
     7,256 Units outstanding in 2004                 1,800,649
                                                     ----------
      Total Partners' Capital                        1,800,649
                                                     ----------
         Total Liabilities and Partners' Capital    $2,361,293
                                                     ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
    FOR THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005




SOURCES OF ADDITIONAL CASH:
  Rent                                              $   52,609
  Interest Income                                        5,792
                                                     ----------
      Total Sources of Additional Cash                  58,401
                                                     ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               10,138
  Partnership Administration and Property
     Management - Unrelated Parties                      7,427
  Distributions to Partners                            448,517
                                                     ----------
      Total Uses of Additional Cash                    466,082
                                                     ----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                (407,681)
                                                     ----------

ADJUSTMENTS OF ESTIMATED VALUES:
Increase in Net Realizable values of:
     Real Estate                                     1,295,887
     Payable to AEI Fund Management, Inc.                6,321
     Distributions Payable                             410,101
                                                     ----------
         Total Adjustment of Estimated Values        1,712,309
                                                     ----------

INCREASE IN NET ASSETS IN LIQUIDATION                1,304,628

BEGINNING NET ASSETS IN LIQUIDATION
   (PARTNERS' CAPITAL AT SEPTEMBER 30, 2005)         1,668,588
                                                     ----------
ENDING NET ASSETS IN LIQUIDATION                    $2,973,216
                                                     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004


                                                   2005          2004

INTEREST INCOME                                 $    7,744  $   22,440

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                    188,317     255,510
  Partnership Administration - Affiliates          (43,476)    (53,387)
  Partnership Administration and Property
     Management - Unrelated Parties                (17,890)    (10,567)
  Depreciation                                     (38,821)    (52,512)
  Write Down of Note Receivable                          0     (35,218)
  Gain on Sale of Real Estate                      309,534     503,677
                                                 ----------  ----------
     Total Income from Discontinued Operations     397,664     607,503
                                                 ----------  ----------

NET INCOME                                      $  405,408  $  629,943
                                                 ==========  ==========

NET INCOME ALLOCATED:
  General Partners                              $    5,375  $   37,756
  Limited Partners                                 400,033     592,187
                                                 ----------  ----------
                                                $  405,408  $  629,943
                                                 ==========  ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     1.06  $     3.06
  Discontinued Operations                            54.07       78.55
                                                 ----------  ----------
       Total                                    $    55.13  $    81.61
                                                 ==========  ==========

Weighted Average Units Outstanding                   7,256       7,256
                                                 ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                    2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  405,408   $  629,943

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    38,821       52,512
     Write Down of Note Receivable                        0       35,218
     Gain on Sale of Real Estate                   (309,534)    (503,677)
     (Increase) Decrease in Receivables              38,897      (10,478)
     Decrease in Note Receivable                     60,000        4,782
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                    3,997      (77,022)
     Increase in Unearned Rent                       11,529            0
                                                  ----------   ----------
       Total Adjustments                           (156,290)    (498,665)
                                                  ----------   ----------
       Net Cash Provided By
           Operating Activities                     249,118      131,278
                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                 589,921    2,274,068
                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                (104,192)    (558,392)
  Distributions to Partners                        (537,469)  (3,775,605)
                                                  ----------   ----------
       Net Cash Used For
           Financing Activities                    (641,661)  (4,333,997)
                                                  ----------   ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             197,378   (1,928,651)

CASH AND CASH EQUIVALENTS, beginning of period      842,075    2,770,726
                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period         $1,039,453   $  842,075
                                                  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004


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
                             ========  ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       Because liquidation is anticipated, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis. Effective October 1, 2005, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2004 and at estimated net realizable value at December 31, 2005. Through September 30, 2005, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings, and equipment.

       Through September 30, 2005, the buildings and equipment of the Partnership were depreciated using the straight line method for financial reporting purposes based on estimated useful lives of 30 years and 10 years, respectively.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2005       2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $  53,614   $  53,387
                                                ========    ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  18,996   $  10,567
                                                ========    ========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2005        2004
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  21,351   $  53,334
                                                ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The Lease for the Razzoo's restaurant has a primary term of 15 years and provides the tenant with two five-year renewal options subject to the same terms and conditions as the primary term. The Children's World daycare center has a Lease that was extended during 2004 to expire on January 31, 2013. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant properties. The Children's World daycare center was constructed and acquired in 1987. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon a signed purchase agreement and a tenant purchase option contained in a lease. The adjustment increased Investments in Real
     Estate by $1,295,887. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2005 are as follows:

                          Historical Cost Basis        Liquidation Basis
                           Buildings and           Accumulated  Net Realizable
Property             Land    Equipment     Total   Depreciation      Value

Children's World,
 Franconia, VA    $ 165,952  $  796,117  $  962,069  $ 514,390   $1,825,000
Razzoo's,
 Austin, TX         299,496     415,193     714,689     61,255      572,000
                   ---------  ----------  ----------  ---------   ----------
                  $ 465,448  $1,211,310  $1,676,758  $ 575,645   $2,397,000
                   =========  ==========  ==========  =========   ==========

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $  212,700
                       2007              215,529
                       2008              218,396
                       2009              221,302
                       2010              224,248
                       Thereafter        745,475
                                       ----------
                                      $1,837,650
                                       ==========

     In 2005 and 2004, the Partnership recognized contingent rents of $-0- and $7,624, respectively.

(5)  Note Receivable -

     On December 27, 2002, the Partnership received a Promissory Note for $100,000 as part of a lease termination settlement with Huntington Restaurants Group, Inc. (HRG), the tenant of the Denny's restaurant in Greenville, Texas. The Note was guaranteed by the owners of HRG. The Note bore interest at an 8.0% rate. The principal and interest were due June 27, 2004.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(5)  Note Receivable - (Continued)

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

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

          Tenants               Industry           2005       2004

     KinderCare Learning
        Centers, Inc.         Child Care      $ 138,177   $ 138,308
     Razzoo's, LP             Restaurant         71,733      71,023
     RTM Mid America, Inc.    Restaurant         31,016      40,624
                                               ---------   ---------
     Aggregate rent revenue of major tenants  $ 240,926$    249,955
                                               =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue            100%          98%
                                               =========   =========


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

     In January 2004, the Partnership sold its remaining 89.1575% interest in the Johnny Carino's restaurant in Pharr, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,274,068, which resulted in a net gain of $503,677. The cost and related accumulated depreciation of the interests sold was $1,780,398 and $10,007, respectively.

     On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

     Subsequent to December 31, 2005, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,825,000. If this sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Partners' Capital -

     Cash distributions of $5,759 and $37,756 were made to the General Partners and $570,126 and $3,737,849 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $78.57 and $515.14 per Limited Partnership Unit outstanding using 7,256 weighted average Units in 2005 and 2004. The distributions represent $61.58 and $81.61 per Unit of Net Income and $16.99 and $433.53 per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $400,000 and $3,500,000 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $264.90 per original $1,000 invested.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(9)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2005, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes to income reported for federal income tax purposes for the years ended December 31:
                                                 2005       2004
     Net Income for Financial Reporting
      Purposes - Going Concern Basis          $ 405,408  $ 629,943

     Decrease in Net Assets in Liquidation
      Before Adjustment                        (407,681)         0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes     454,838          0

     Depreciation for Tax Purposes (Over) Under
      Depreciation for Financial Reporting
      Purposes                                   (3,983)     5,726

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes    11,529          0

     Property Expenses for Tax Purposes Over
      (Under) Expenses for Financial Reporting
      Purposes                                  (38,392)    38,392

     Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                        (38,077)   (10,007)
                                               ---------  ---------
           Taxable Income to Partners         $ 383,642  $ 664,054
                                               =========  =========

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Net Assets in Liquidation for financial reporting purposes at December 31, 2005 and Partners' Capital for financial reporting purposes at December 31, 2004 to Partners' capital reported for federal income tax purposes at December 31:

                                                   2005         2004
     Net Assets in Liquidation / Partners'
      Capital for Financial Reporting Purposes  $2,973,216   $1,800,649

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes     (1,295,887)           0

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes              24,908       66,968

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes  11,529            0

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes          0       38,392

     Syndication Costs Treated as Reduction
      of Capital for Financial Reporting
      Purposes                                   1,054,819    1,054,819
                                                 ----------   ----------
        Partners' Capital for Tax
         Reporting Purposes                     $2,768,585   $2,960,828
                                                 ==========   ==========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      2005                  2004
                             Carrying      Fair    Carrying      Fair
                              Amount      Value     Amount       Value

     Money Market Funds     $ 631,772   $ 631,772  $ 842,075   $ 842,075
                             --------    --------   --------    --------
        Total Cash and
           Cash Equivalents $ 631,772   $ 631,772  $ 842,075   $ 842,075
                             ========    ========   ========    ========

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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.


                             PART IV

ITEM 13.  EXHIBITS.

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

    10.3 Purchase Agreement dated August 19, 2005 between the Partnership and the Dick and Alice Vander Meer Family Trust relating to the Property at 1310 West Michigan Avenue, Marshall, Michigan (incorporated by reference to Exhibit
    10.1 of Form 8-K filed September 28, 2005).

    10.4  Purchase Agreement dated February 15, 2006 between  the
    Partnership  and Argyro Kosmakos, Chris Kosmakos  and  George
    Kosmakos  relating to the Property at 6323  Grovedale  Drive,
    Franconia, Virginia.

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

    32  Certification  of  Chief  Executive  Officer  and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  6,800   $  6,700
     Audit-Related Fees                        464         96
     Tax Fees                                    0          0
     All Other Fees                              0          0
                                           --------   --------
          Total Fees                      $  7,264   $  6,796
                                           ========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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


                               AEI REAL ESTATE FUND XV
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 17, 2006                 By:/s/ Robert P Johnson
                                      Robert P.Johnson, President and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                             Title                    Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 17, 2006
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 17, 2006
   Patrick W.Keene   (Principal Accounting Officer)