Form 10QSB
period 2006-03-31
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2006-05-12
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
          As of March 31, 2006 and December 31, 2005

         Statement of Liquidating Activities for the Period ended March 31, 2006

         Statements for the Period ended March 31, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                    2006          2005

ASSETS:
  Cash and Cash Equivalents                     $   635,057   $   631,772
  Prepaid Expenses                                    1,519             0
  Investments in Real Estate                      2,221,000     2,397,000
                                                 -----------   -----------
          Total Assets                            2,857,576     3,028,772
                                                 -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                1,444         5,611
  Distributions Payable                              38,416        38,416
  Unearned Rent                                      17,709        11,529
                                                 -----------   -----------
          Total Liabilities                          57,569        55,556
                                                 -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including 7,256 Limited Partnership
   Units outstanding                            $ 2,800,007   $ 2,973,216
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIOD ENDED MARCH 31, 2006

                           (Unaudited)



SOURCES OF ADDITIONAL CASH:
  Rent                                              $    59,135
  Interest Income                                         6,316
                                                     -----------
      Total Sources of Additional Cash                   65,451
                                                     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                13,985
  Partnership Administration and Property
     Management - Unrelated Parties                       9,765
  Distributions to Partners                              38,416
                                                     -----------
      Total Uses of Additional Cash                      62,166
                                                     -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                    3,285
                                                     -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Prepaid Expenses                                     1,519
     Real Estate                                       (176,000)
     Payable to AEI Fund Management, Inc.                 4,167
     Unearned Rent                                       (6,180)
                                                     -----------
         Total Adjustment of Estimated Values          (176,494)
                                                     -----------

DECREASE IN NET ASSETS IN LIQUIDATION                  (173,209)

BEGINNING NET ASSETS IN LIQUIDATION                   2,973,216
                                                     -----------
ENDING NET ASSETS IN LIQUIDATION                    $ 2,800,007
                                                     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)



INTEREST INCOME:                                     $   1,822

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                        62,761
   Partnership Administration - Affiliates             (15,844)
   Partnership Administration and Property
      Management - Unrelated Parties                    (8,013)
   Depreciation                                        (13,128)
                                                      ----------
        Total Income from Discontinued Operations       25,776
                                                      ----------

NET INCOME                                           $  27,598
                                                      ==========

NET INCOME ALLOCATED:
   General Partners                                  $     276
   Limited Partners                                     27,322
                                                      ----------
                                                     $  27,598
                                                      ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                             $     .25
   Discontinued Operations                                3.52
                                                      ----------
          Total                                      $    3.77
                                                      ==========

Weighted Average Units Outstanding                       7,256
                                                      ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $  27,598

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        13,128
     Decrease in Note Receivable                         40,000
     Decrease in Payable to
         AEI Fund Management, Inc.                       (2,043)
     Increase in Unearned Rent                           11,529
                                                       ---------
       Total Adjustments                                 62,614
                                                       ---------
       Net Cash Provided By
           Operating Activities                          90,212
                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (512,449)
   Distributions to Partners                            (44,476)
                                                       ---------
       Net Cash Used For
           Financing Activities                        (556,925)
                                                       ---------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                             (466,713)

CASH AND CASH EQUIVALENTS, beginning of period          842,075
                                                       ---------
CASH AND CASH EQUIVALENTS, end of period              $ 375,362
                                                       =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2004  $      0   $ 1,800,649  $ 1,800,649    7,256.00

  Distributions                 (445)      (44,031)     (44,476)

  Net Income                     276        27,322       27,598
                             ---------  -----------  -----------  ----------
BALANCE, March 31, 2005     $   (169)  $ 1,783,940  $ 1,783,771    7,256.00
                             =========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

     Financial Statement Presentation

       Because liquidation was anticipated, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis. Effective October 1, 2005, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon a signed purchase agreement and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $1,295,887. At March 31, 2006, the estimated real estate values were based upon a subsequent sale of a property and comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $176,000. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


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

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

     Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $72,811 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

     On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

     In February 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. Subsequent to March 31, 2006, the sale closed with the Partnership receiving net proceeds of approximately $1,825,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2006, the estimated real estate values were based upon a subsequent sale of a property and comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2006 and 2005, while in the operating and liquidation phases, the Partnership recognized rental income of $52,955 and $62,761, respectively. During the same periods, the Partnership recognized interest income of $6,316 and $1,822, respectively. In 2006, rental income decreased as a result of property sales.

        For the three months ended March 31, 2006 and 2005, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $12,850 and $15,844, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,214 and $8,013, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At March 31, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated value of ($176,494) and $1,712,309, respectively, resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

        Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $72,811 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $173,209 as a result of a decrease in the estimated net realizable value of Investments in Real Estate. During the three months ended March 31, 2005, while in the operating phase, the Partnership's cash balances decreased $466,713 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

         In February 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. Subsequent to March 31, 2006, the sale closed with the Partnership receiving net proceeds of approximately $1,825,000.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $38,416 and $44,476, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $38,032 and $44,031 and the General Partners received distributions of $384 and $445 for the periods, respectively.

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


Dated:  May 5, 2006           AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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