Form 10QSB
period 2006-06-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2006-08-11
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
         As of June 30, 2006 and December 31, 2005

         Statement of Liquidating Activities for the Periods ended June 30, 2006

         Statements for the Periods ended June 30, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                    2006           2005

ASSETS:
  Cash and Cash Equivalents                     $ 2,458,955    $   631,772
  Investments in Real Estate                        396,000      2,397,000
                                                 -----------    -----------
          Total Assets                            2,854,955      3,028,772
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                7,815          5,611
  Distributions Payable                           1,755,588         38,416
  Unearned Rent                                       6,068         11,529
                                                 -----------    -----------
          Total Liabilities                       1,769,471         55,556
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 7,256 Limited Partnership
  Units outstanding                             $ 1,085,484    $ 2,973,216
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED JUNE 30, 2006

                           (Unaudited)

                                               Three Months       Six Months

SOURCES OF ADDITIONAL CASH:
  Rent                                        $    19,594       $    78,729
  Interest Income                                  20,649            26,965
  Proceeds from Sale of Real Estate             1,829,853         1,829,853
                                               -----------       -----------
      Total Sources of Additional Cash          1,870,096         1,935,547
                                               -----------       -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates           6,845            20,830
  Partnership Administration and Property
     Management - Unrelated Parties                   937            10,702
  Distributions to Partners                        38,416            76,832
                                               -----------       -----------
      Total Uses of Additional Cash                46,198           108,364
                                               -----------       -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                          1,823,898         1,827,183
                                               -----------       -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Prepaid Expenses                              (1,519)                0
     Real Estate                                        0          (176,000)
     Payable to AEI Fund Management, Inc.          (6,371)           (2,204)
       Distributions Payable                   (1,717,172)       (1,717,172)
     Unearned Rent                                 11,641             5,461
     Net Realizable Value of Real Estate Sold  (1,825,000)       (1,825,000)
                                               -----------       -----------
       Total Adjustment of Estimated Values    (3,538,421)       (3,714,915)
                                               -----------       -----------

DECREASE IN NET ASSETS IN LIQUIDATION          (1,714,523)       (1,887,732)

BEGINNING NET ASSETS IN LIQUIDATION             2,800,007         2,973,216
                                               -----------       -----------
ENDING NET ASSETS IN LIQUIDATION              $ 1,085,484       $ 1,085,484
                                               ===========       ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 30, 2005

                           (Unaudited)

                                             Three Months      Six Months

INTEREST INCOME                               $     2,484      $     4,306

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                    62,930          125,691
  Partnership Administration - Affiliates         (14,490)         (30,334)
  Partnership Administration and Property
     Management - Unrelated Parties                (7,082)         (15,095)
  Depreciation                                    (13,128)         (26,256)
                                               -----------      -----------
     Total Income from Discontinued Operations     28,230           54,006
                                               -----------      -----------

NET INCOME                                    $    30,714      $    58,312
                                               ===========      ===========

NET INCOME ALLOCATED:
  General Partners                            $       307      $       583
  Limited Partners                                 30,407           57,729
                                               -----------      -----------
                                              $    30,714      $    58,312
                                               ===========      ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                      $       .34      $       .59
   Discontinued Operations                           3.85             7.37
                                               -----------      -----------
         Total                                $      4.19      $      7.96
                                               ===========      ===========

Weighted Average Units Outstanding                  7,256            7,256
                                               ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $    58,312

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                              26,256
     Decrease in Receivables                                   38,897
     Decrease in Note Receivable                               40,000
     Decrease in Payable to
        AEI Fund Management, Inc.                              (1,571)
     Increase in Deferred Income                               11,529
                                                           -----------
        Total Adjustments                                     115,111
                                                           -----------
        Net Cash Provided By
           Operating Activities                               173,423
                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                         (508,234)
   Distributions to Partners                                  (88,951)
                                                           -----------
        Net Cash Used For
           Financing Activities                              (597,185)
                                                           -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          (423,762)

CASH AND CASH EQUIVALENTS, beginning of period                842,075
                                                           -----------
CASH AND CASH EQUIVALENTS, end of period                  $   418,313
                                                           ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED JUNE 30, 2005

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners    Total       Outstanding


BALANCE, December 31, 2004  $       0   $ 1,800,649  $ 1,800,649    7,256.00

  Distributions                  (889)      (88,062)     (88,951)

  Net Income                      583        57,729       58,312
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2005      $    (306)  $ 1,770,316  $ 1,770,010    7,256.00
                             =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In July 2006, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon a signed purchase agreement and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $1,295,887. At March 31, 2006, the estimated real estate values were based upon a subsequent sale of a property and comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $176,000. At June 30, 2006, the estimated real estate value was based upon comparable sales of similar properties, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


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

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

     On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $72,811 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

     On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

     In February 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. On May 5, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,829,853. At December 31, 2005, the estimated net realizable value was $1,825,000.

     In June 2006, the Partnership distributed $1,717,172 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $234.29 per Limited
     Partnership Unit.


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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2006, the estimated real estate value was based upon comparable sales of similar properties. Any changes in this estimate could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership recognized rental income of $84,190 and $125,691, respectively. During the same periods, the Partnership recognized interest income of $26,965 and $4,306, respectively. In 2006, rental income decreased as a result of property sales. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to a property sale.

        For the six months ended June 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $24,015 and $30,334, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,721 and $15,095, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2005, when compared to 2006, as the result of expenses incurred in 2005 related to a property that was sold.

        At June 30, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated value of $3,714,915 and $1,712,309, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        On  April  30, 2006, the tenant exercised its  option  to
terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $72,811 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

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

Liquidity and Capital Resources

        In July 2006, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $1,887,732 as a result of cash distributions of net sale proceeds paid to the Partners and a decrease in the estimated net realizable value of a property. During the six months ended June 30, 2005, while in the operating phase, the Partnership's cash balances decreased $423,762 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        On September 26, 2005, the Partnership sold the Arby's restaurant in Marshall, Michigan to an unrelated third party. The Partnership received net sale proceeds of $589,921, which resulted in a net gain of $309,534. At the time of sale, the cost and related accumulated depreciation was $586,425 and $306,038, respectively.

         In February 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Franconia, Virginia to an unrelated third party. On May 5, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,829,853. At December 31, 2005, the estimated net realizable value was $1,825,000.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2006 and 2005, the Partnership declared distributions of $1,794,004 and $88,951, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,776,064 and $88,062 and the General Partners received distributions of $17,940 and $889 for the periods, respectively.

        In  June 2006, the Partnership distributed $1,717,172  of
net  sale  proceeds  to the Limited and General  Partners,  which
represented   a  return  of  capital  of  $234.29   per   Limited
Partnership Unit.

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


Dated:  August 4, 2006        AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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