Form 10QSB
period 2006-09-30
AEI REAL ESTATE FUND XV LTD PARTNERSHIP
filed 2006-11-13
CIK 793631

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
          As of September 30, 2006 and December 31, 2005

         Statement of Liquidating Activities for the Periods ended September 30, 2006

         Statements for the Periods ended September 30, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                     2006           2005

ASSETS:
  Cash and Cash Equivalents                     $   714,868     $   631,772
  Investments in Real Estate                        385,000       2,397,000
                                                 -----------     -----------
          Total Assets                            1,099,868       3,028,772
                                                 -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                7,481           5,611
  Distributions Payable                              12,661          38,416
  Unearned Rent                                       6,067          11,529
                                                 -----------     -----------
          Total Liabilities                          26,209          55,556
                                                 -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 7,256 Limited Partnership
  Units outstanding                             $ 1,073,659     $ 2,973,216
                                                 ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE PERIODS ENDED SEPTEMBER 30, 2006

                           (Unaudited)

                                               Three Months     Nine Months

SOURCES OF ADDITIONAL CASH:
  Rent                                          $    18,201     $    96,930
  Interest Income                                     9,299          36,264
  Proceeds from Sale of Real Estate                       0       1,829,853
                                                 -----------     -----------
      Total Sources of Additional Cash               27,500       1,963,047
                                                 -----------     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            14,533          35,363
  Partnership Administration and Property
     Management - Unrelated Parties                   1,466          12,168
  Distributions to Partners                       1,755,588       1,832,420
                                                 -----------     -----------
      Total Uses of Additional Cash               1,771,587       1,879,951
                                                 -----------     -----------
INCREASE (DECREASE) IN NET ASSETS IN
  LIQUIDATION BEFORE ADJUSTMENTS                 (1,744,087)         83,096
                                                 -----------     -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Real Estate                                    (11,000)       (187,000)
     Payable to AEI Fund Management, Inc.               334          (1,870)
     Distributions Payable                        1,742,927          25,755
     Unearned Rent                                        1           5,462
     Net Realizable Value of Real Estate Sold             0      (1,825,000)
                                                 -----------     -----------
       Total  Adjustment of Estimated Values      1,732,262      (1,982,653)
                                                 -----------     -----------

DECREASE IN NET ASSETS IN LIQUIDATION               (11,825)     (1,899,557)

BEGINNING NET ASSETS IN LIQUIDATION               1,085,484       2,973,216
                                                 -----------     -----------
ENDING NET ASSETS IN LIQUIDATION                $ 1,073,659     $ 1,073,659
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE PERIODS ENDED SEPTEMBER 30, 2005

                           (Unaudited)

                                                Three Months    Nine Months

INTEREST INCOME                                  $     3,438    $     7,744

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                       62,626        188,317
  Partnership Administration - Affiliates            (13,142)       (43,476)
  Partnership Administration and Property
     Management - Unrelated Parties                   (2,795)       (17,890)
  Depreciation                                       (12,565)       (38,821)
      Gain on the Sale of Real Estate                309,534        309,534
                                                  -----------    -----------
      Total Income from Discontinued Operations      343,658        397,664
                                                  -----------    -----------

NET INCOME                                       $   347,096    $   405,408
                                                  ===========    ===========

NET INCOME ALLOCATED:
  General Partners                               $     4,792    $     5,375
  Limited Partners                                   342,304        400,033
                                                  -----------    -----------
                                                 $   347,096    $   405,408
                                                  ===========    ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $       .47    $      1.06
  Discontinued Operations                              46.71          54.07
                                                  -----------    -----------
      Total                                      $     47.18    $     55.13
                                                  ===========    ===========

Weighted Average Units Outstanding                     7,256          7,256
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
       FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $   405,408

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             38,821
     Gain on Sale of Real Estate                            (309,534)
     Decrease in Receivables                                  38,897
     Decrease in Note Receivable                              60,000
     Increase in Payable to
        AEI Fund Management, Inc.                              3,997
     Increase in Deferred Income                              11,529
                                                          -----------
        Total Adjustments                                   (156,290)
                                                          -----------
        Net Cash Provided By
           Operating Activities                              249,118
                                                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                         589,921
                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        (104,192)
   Distributions to Partners                                (537,469)
                                                          -----------
        Net Cash Used For
           Financing Activities                             (641,661)
                                                          -----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                          197,378

CASH AND CASH EQUIVALENTS, beginning of period               842,075
                                                          -----------
CASH AND CASH EQUIVALENTS, end of period                 $ 1,039,453
                                                          ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIODS ENDED SEPTEMBER 30, 2005

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners     Total    Outstanding


BALANCE, December 31, 2004  $     0    $1,800,649  $1,800,649   7,256.00

  Distributions              (5,375)     (532,094)   (537,469)

  Net Income                  5,375       400,033     405,408
                             -------    ----------  ----------  ---------
BALANCE, September 30, 2005 $     0    $1,668,588  $1,668,588   7,256.00
                             =======    ==========  ==========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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


           AEI REAL ESTATE FUND XV LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In July 2006, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On August 11, 2006, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon a signed purchase agreement and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $1,295,887. At March 31, 2006, the estimated real estate values were based upon a subsequent sale of a property and comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $176,000. At September 30, 2006, the estimated real estate value was based upon a signed purchase agreement, which resulted in an additional adjustment that decreased Investment in Real Estate by $11,000. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.



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

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

     On  April  30,  2006,  the tenant exercised  its  option  to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $72,811 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $385,000. Based on this agreement, the Partnership recognized an additional $11,000 adjustment to decrease the estimated net realizable value of the property.

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

(6)  Discontinued Operations - (Continued)

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2006, the estimated real estate value was based upon a signed purchase agreement. Any changes in this estimate could cause material changes in the net assets in liquidation.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership recognized rental income of $102,392 and $188,317, respectively. During the same periods, the Partnership recognized interest income of $36,264 and $7,744, respectively. In 2006, rental income decreased as a result of property sales. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to a property sale.

        For the nine months ended September 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $35,363 and $43,476, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,038 and $17,890, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2005, when compared to 2006, as the result of expenses incurred in 2005 related to a property that was sold.

         At September 30, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated values of ($1,982,653) and $1,712,309, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $572,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $72,811 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $176,000 adjustment to decrease the estimated net realizable value of the property to $396,000.

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $385,000. Based on this agreement, the Partnership recognized an additional $11,000 adjustment to decrease the estimated net realizable value of the property.

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


Liquidity and Capital Resources

        In July 2006, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On August 11, 2006, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

        During the nine months ended September 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $1,899,557 as a result of cash distributions of net sale proceeds paid to the Partners and a decrease in the estimated net realizable value of a property. During the nine months ended September 30, 2005, while in the operating phase, the Partnership's cash balances increased $197,378 as a result of cash generated from the sale of property, which was partially offset by distributions of net sale proceeds paid to the Partners.

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

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $1,806,665 and $537,469, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,788,598 and $532,094 and the General Partners received distributions of $18,067 and $5,375 for the periods, respectively.

       In September 2005, the Partnership distributed $404,040 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $55.13 per Limited Partnership Unit. In June 2006, the Partnership distributed $1,717,172 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $234.29 per Limited Partnership Unit.

        As of September 30, 2006, the Partnership owns one remaining property. The tenant of the property exercised its option to terminate the Lease, effective October 31, 2006, and paid a termination payment of $72,811. This payment was added to the Partnership's cash reserve. As of October 31, 2006, the
Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the vacant property. Therefore, the Partnership will need to use a portion of its cash reserve to cover these expenses until the remaining property is sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In July 2006, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

        On August 11, 2006, the votes were counted.  Of the 7,256
Voting Units, 5,131 voted for the proposal, 0 voted against and 15 abstained. As a result, the proposal was approved.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas.

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


Dated:  November 6, 2006      AEI Real Estate Fund XV
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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